Form 10-Q
period 1995-09-30
CIVIC BANCORP
filed 1995-11-06
CIK 747205

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                  Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934


For the Quarter Ended                                     Commission file number
 September 30, 1995                                               0-13287
---------------------                                     ----------------------
                                 CIVIC BANCORP
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

           California                                            68-0022322
---------------------------------                           --------------------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                2101 Webster Street, Oakland, California 94612
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number,
  including area code:                                         (510) 836-6500
                                                           ---------------------



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X          No_____
                               -----

Indicate the number of shares outstanding of each of the
registrant's classes of common stock, as of November 3, 1995:          4,451,350
                                                    --

The total number of pages in this form is    21
                                          ------

The index of exhibits appears on page  20
                                      -----

                                 CIVIC BANCORP
                                      AND
                                  SUBSIDIARY

Index to Form 10-Q                                                   Page Number
                                                                     -----------
PART I

     Item 1.        Financial Statements

                    Consolidated Balance Sheets -
                    September 30, 1995, September 30, 1994
                    and December 31, 1994                                 3

                    Consolidated Statements of Operations -
                    Nine Months Ended September 30, 1995 and
                    and September 30, 1994 and Three Months Ended
                    September 30, 1995 and September 30, 1994             4-5

                    Consolidated Statements of Cash Flows -
                    Nine Months Ended September 30, 1995 and
                    September 30, 1994                                    6

     Item 2.        Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                            8

PART II.            Other Information                                    20

     Item 1.        Legal Proceedings

     Item 2.        Changes in Securities

     Item 3.        Defaults Upon Senior Securities

     Item 4.        Submission of Matters to a Vote of
                    Security Holders

     Item 5.        Other Information

     Item 6.        Exhibits and Reports on Form 8-K


SIGNATURES                                                               21

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                         CIVIC BANCORP AND SUBSIDIARY
                         ----------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                         (In thousands except shares)
                                    ASSETS
                                    ------

                                                     September 30,     September 30,     December 31,
                                                         1995              1994              1994
                                                     -------------     -------------     ------------
ASSETS
Cash and due from banks                                $ 13,453          $ 21,928         $ 13,730
Interest bearing deposits in banks                            -               437                -
Federal funds sold                                        6,500            13,800           18,000
                                                       --------          --------         --------
  Total cash and cash equivalents                        19,953            36,165           31,730
Securities available for sale                            10,039             9,968            9,965
Securities held to maturity (market value of
 $53,866, $43,624, and $56,914,
  respectively)                                          53,294            44,063           58,010
Other securities                                          1,599             1,520            1,551
Loans held for investment:
  Commercial                                             68,976            73,806           74,164
  Real estate - construction                              3,716             8,179            5,977
  Real estate - other                                    58,773            51,750           53,715
  Installment and other                                  17,557            21,451           20,860
                                                       --------          --------         --------
  Total loans held for investment                       149,022           155,186          154,716
  Less allowance for loan losses                          4,843             3,372            3,216
                                                       --------          --------         --------
  Loans held for investment - net                       144,179           151,814          151,500
Interest receivable and other assets                      3,926             7,520            5,293
Leasehold improvements and equipment, net                 1,864             2,286            2,105
Foreclosed assets                                           826             1,153              600
Other assets held for sale                                  297               306              306
Net assets of discontinued operations                         -             3,015                -
                                                       --------          --------         --------

TOTAL ASSETS                                           $235,977          $257,810         $261,060
                                                       ========          ========         ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------
LIABILITIES
Deposits:
  Noninterest-bearing                                  $ 64,732          $ 72,122         $ 78,024
  Interest-bearing:
    Checking                                             22,093            22,256           23,388
    Money market                                         75,434            86,619           87,216
    Time and savings                                     44,394            50,023           45,203
                                                       --------          --------         --------
  Total deposits                                        206,653           231,020          233,831
Accrued interest payable and other liabilities            1,220             1,433            1,184
                                                       --------          --------         --------
Total liabilities                                       207,873           232,453          235,015

SHAREHOLDERS' EQUITY:
Preferred stock no par value; authorized,
  10,000,000 shares; issued and outstanding, none
Common stock no par value; authorized,
  10,000,000 shares; issued and outstanding,
  4,451,350, 4,447,945 and 4,447,945 shares              36,488            36,467           36,467
Retained deficit                                         (8,396)          (11,104)         (10,421)
Net unrealized gain (loss) on securities
  available for sale                                         12                (6)              (1)
                                                       --------          --------         --------
Total shareholders' equity                               28,104            25,357           26,045
                                                       --------          --------         --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $235,977          $257,810         $261,060
                                                       ========          ========         ========

                         CIVIC BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
               (In thousands except share and per share amounts)
                                  (unaudited)

                                      Three Months Ended Sept. 30,    Nine Months Ended Sept. 30,
                                          1995            1994           1995           1994
                                        --------        --------       --------       --------
INTEREST INCOME:
Loans (including fees)                    $3,928          $3,947        $11,925        $11,376
Securities available for sale,
 securities held to maturity, and
 other securities                          1,064             706          3,169          1,701
Tax exempt securities                          3               5             10             25
Federal funds sold                           147             100            561            269
Interest-bearing deposits
 with banks                                    -               3              -              9
                                          ------          ------        -------        -------
Total interest income                      5,142           4,761         15,665         13,380
INTEREST EXPENSE:
Deposits                                   1,215           1,204          3,823          3,596
Other borrowing                                -               -              -             18
                                          ------          ------        -------        -------
Total interest expense                     1,215           1,204          3,823          3,614
                                          ------          ------        -------        -------
NET INTEREST INCOME                        3,927           3,557         11,842          9,766
PROVISION FOR LOAN LOSSES                    625              75          2,365            225
                                          ------          ------        -------        -------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                 3,302           3,482          9,477          9,541
                                          ------          ------        -------        -------

OTHER INCOME:
Customer service fees                        152             161            442            484
Other                                         69              45            386            815
                                          ------          ------        -------        -------
Total other income                           221             206            828          1,299

OTHER EXPENSES:
Salaries and related benefits              1,436           1,417          4,347          4,262
Occupancy expense                            253             157            747            807
Equipment                                    226             231            670            681
FDIC insurance                               (12)            142            240            483
Foreclosed asset expense                       -              28            (45)           564
Goodwill and core deposit
 amortization                                 72             105            215            299
Consulting fees                               90             103            206            255
Telephone and postage                         65              68            195            196
Data processing services                      62              90            210            216
Marketing                                     42              45            161            134
Legal fees                                    51              54            152            126
Write-down other assets
  held for sale                                -               -              -             39
Other                                        333             350          1,082          1,003
                                          ------          ------        -------        -------
Total other expenses                       2,618           2,790          8,180          9,065
                                          ------          ------        -------        -------

INCOME FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES              905             898          2,125          1,775
INCOME TAXES                                  30               -            100              1
                                          ------          ------        -------        -------
NET INCOME FROM CONTINUING
 OPERATIONS                                  875             898          2,025          1,774
                                          ------          ------        -------        -------
DISCONTINUED OPERATIONS:
 (Loss) from Mortgage
 Division (less applicable income
 taxes of 0 and 0, respectively                -            (395)             -           (647)
                                          ------          ------        -------        -------

NET INCOME                                $  875          $  503        $ 2,025        $ 1,127
                                          ======          ======        =======        =======

NET INCOME PER COMMON SHARE
  FROM CONTINUING OPERATIONS              $  .19          $  .20        $   .45        $   .40
NET (LOSS) PER COMMON SHARE
  FROM DISCONTINUED OPERATIONS                 -            (.09)             -           (.15)
                                          ------          ------        -------        -------
NET INCOME PER COMMON SHARE               $ 0.19          $ 0.11        $  0.45        $  0.25
                                          ======          ======        =======        =======

Weighted average shares
 outstanding to compute net
 income per common share
 on a fully diluted basis               4,526,584       4,447,945      4,508,405      4,457,035
                                        =========       =========      =========      =========

                         CIVIC BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (In thousands)
                                  (unaudited)

                                                                 Nine Months Ended Sept. 30,
                                                                 ---------------------------
                                                                    1995             1994
                                                                  --------         --------
Cash flows from operating activities:
  Net income from continuing operations                           $  2,025         $  1,774
  Adjustments to reconcile net income from
  continuing operations to net cash provided by
  operating activities:
    Depreciation and amortization                                    1,546              918
    Provision for loan losses                                        2,365              225
    Loss on disposal of fixed assets                                    40               58
    Gain on sale of foreclosed assets                                 (197)            (407)
    Write-down of foreclosed assets                                     20              345
    Write-down of other assets held for sale                             -               39
    Loss from discontinued operations                                    -             (647)
    Decrease (increase) in interest receivable and other assets        805           (1,368)
    (Decrease) increase in accrued interest payable
     and other liabilities                                              36             (426)
    Decrease in deferred loan fees                                      (8)             (87)
                                                                  --------         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            6,632              424

Cash flows from investing activities:
  Capital expenditures                                                (275)            (620)
  Expenditures on foreclosed assets                                    (23)            (316)
  Proceeds from sales of foreclosed assets                             436            5,866
  Pay-down on other assets held for sale                                 9               40
  Net decrease in loans                                              4,502           15,203
  Activity in securities available for sale:
   Proceeds from maturities                                         10,014           23,471
   Purchase of securities                                          (10,107)         (36,758)
  Activity in securities held to maturity:
   Proceeds from maturities                                         15,307           25,145
   Purchase of securities                                          (11,115)         (24,957)
                                                                  --------         --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                            8,748            7,074

Cash flows from financing activities:
  Decrease in deposits                                             (27,178)          (6,488)
  Proceeds from exercise of stock options                               21                2
  Proceeds from the issuance of stock                                    -                9
                                                                  --------         --------
NET CASH USED IN FINANCING ACTIVITIES                              (27,157)          (6,477)
                                                                  --------         --------

  (Decrease) increase in cash and cash equivalents
  from continuing operations                                       (11,777)           1,021

NET CASH PROVIDED BY DISCONTINUED OPERATIONS                             -           14,607
                                                                  --------         --------
  (Decrease) increase in cash and cash equivalents                 (11,777)          15,628

Cash and cash equivalents at beginning of year                      31,730           20,537
                                                                  --------         --------
Cash and cash equivalents at end of period                        $ 19,953         $ 36,165
                                                                  ========         ========

OTHER CASH FLOW INFORMATION:
Cash paid for interest                                            $  3,726         $  3,697
Cash paid for income taxes                                              85                1

NON-CASH INVESTING ACTIVITY:
Loans transferred to foreclosed assets                            $    462         $  1,252

CIVIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The unaudited consolidated financial statements of Civic Bancorp and subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q. In the opinion of management, all necessary adjustments have been made to fairly present the financial position, results of operations and cash flows for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations and cash flows are not necessarily indicative of those expected for the complete fiscal year.

2.   INCOME PER SHARE OF COMMON STOCK

     Net income per share is based upon the weighted average number of common shares outstanding adjusted by the dilutive effect of stock options outstanding on a fully diluted basis.

                          Three Months Ended September 30,
                                  1995         1994
                                --------     --------
     Weighted average shares:
     Primary                       4,514        4,448
     Fully diluted                 4,527        4,448

3.   RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121 (FAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     In May 1995, the FASB issued FAS 122, Accounting for Mortgage Servicing Rights. This statement amends FAS 65, Accounting for Certain Mortgage Banking Activities, to require that, for mortgage loans originated for sale, rights to service those loans be recognized as separate assets, similar to purchased mortgage servicing rights. This statement also requires that mortgage servicing rights be assessed for impairment based on the fair value of those rights.

     These statements are effective January 1, 1996; earlier implementation is encouraged. The Company has not yet determined when it will implement these statements; however, it is expected that, upon adoption, the statements will not have a material effect on its financial statements.

     In October 1995, the FASB issued FAS 123, Accounting for Stock-Based Compensation. This statement establishes a method for accounting for stock-based compensation plans and encourages employers to adopt the new method in place of the provisions of Accounting Principles Board Opinion (APB 25), Accounting for Stock Issued to Employees. FAS 123 establishes a fair value based accounting method for stock-based compensation arrangements. Companies may continue to apply the accounting provisions of APB 25 in determining net income; however, they must apply the disclosure requirements of FAS 123.

     The recognition provisions may be adopted immediately and apply to all awards granted after the beginning of the fiscal year in which the recognition provisions are first applied. The disclosure requirements of this statement are effective January 1, 1996; however, earlier application of the disclosure requirements is encouraged. The Company has not yet determined whether to adopt the accounting provisions of FAS 123.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

             For the Nine Months Ended September 30, 1995 and 1994

     OVERVIEW

     For the nine months ended September 30, 1995, the Company reported net income of $2,025,000, or $.45 per share compared to a net income of $1,127,000 or $.25 per share for the same period in 1994. The annualized return on average assets was 1.09% for the nine months ended September 30, 1995 compared to .58% for the same period in 1994. The annualized return on average shareholders' equity for the nine months ended September 30, 1995 and 1994 was 9.93% and 6.24%, respectively.

     RESULTS OF OPERATIONS

     Net interest income for the nine months ended September 30, 1995 was $11.8 million, an increase of $2.0 million or 20.4% from net interest income of $9.8 million for the same period in 1994. The increase in net interest income is due to an increase in the rates of interest earned on securities available for sale and securities held to maturity and an increase in market rates of interest earned on loans.

     Total interest income for the first nine months of 1995 equalled $15.7 million, an increase of $2.3 million compared to interest earned during the same period in 1994. The increase in total interest income was attributed to an increase in the rates of interest earned on securities available for sale and securities held to maturity and an increase in market rates of interest earned on loans. The reference rate used by the Company to price loan products increased 1.00% to 8.75% at September 30, 1995 from a reference rate of 7.75% at September 30, 1994.

     Average earning assets for the first nine months of 1995 were $228.5 million compared to $224.8 million for the same period in 1994, an increase of $3.7 million or 1.6%. In September 1994 the Company sold the mortgage division which was reflected as discontinued operations on the financial statements. The increase in earning assets is primarily due to the sale of the mortgage division as certain non-earning assets were reinvested in investment securities and, to a lesser degree, in federal funds sold.

     Total interest expense equalled $3.8 million and increased 5.6% from the $3.6 million for the nine months ended September 30, 1994 due to higher rates of interest paid on interest-bearing deposits. The average rate paid on interest-bearing liabilities increased .47% to 3.34% for the nine months ended September 30, 1995 from 2.87% at September 30, 1994.

     The net interest margin increased to 6.93% at September 30, 1995 from 5.81% at September 30, 1994, an increase of 1.12%. The increase is primarily attributed to higher market rates of interest earned on earning assets, the increase in the level of average earning assets and a decline in the volume of average interest-bearing liabilities.

The following table presents an analysis of the average daily balances, interest income and expense and average interest rates calculated for each major category of interest earning assets and interest-bearing liabilities for the nine month periods ended September 30, 1995 and 1994.

                                                        Nine Months Ended September 30,
                                   ----------------------------------------------------------------------------
                                                     1995                                       1994
                                           --------------------------------     -------------------------------
                                                         Interest    Rates                    Interest    Rates
                                            Average     Income\     Earned\      Average     Income\     Earned\
                                            Balance    Expense/2/    Paid        Balance    Expense/2/     Paid
                                           ---------   ----------   -------     ---------   ----------   -------
ASSETS                                               (dollars in thousands)
Time deposits                               $      -      $     -     0.00%       $   437       $   9      2.66%
Federal Funds sold                            12,863          561     5.83          9,604         269      3.74
Securities available for sale:
 U.S. Treasury securities                     10,577          488     6.17         12,339         351      3.81
Securities held to maturity:
 U.S. Treasury securities                     13,354          543     5.43         25,649         810      4.22
 U.S. government agencies                     40,912        2,023     6.61         10,070         412      5.47
 Municipal securities/1/                         202           10     6.35          1,449          70      6.49
 Commercial paper                              1,082           51     6.30            439          14      4.33
 Other securities                              1,550           64     5.50          1,705          69      5.43
Loans/2, 3,4/
 Commercial                                   68,055        5,718    11.23         79,883       5,546      9.28
 Real estate - construction                    4,892          376    10.28         10,260         684      8.92
 Real estate - other                          55,910        4,314    10.32         49,907       3,745     10.03
 Installment and other                        19,133        1,517    10.60         23,081       1,401      8.12
                                             -------       ------    -----        -------      ------     -----
 Loans - net                                 147,990       11,925    10.77        163,131      11,376      9.32
                                            --------       ------    -----        -------      ------     -----
  Total Earning Assets                       228,530       15,665     9.16        224,823      13,380      7.96
Cash and due from banks                       15,789                               15,594
Leasehold improvements and equipment           1,991                                2,197
Interest receivable and other assets           4,346                                5,459
Foreclosed assets                                743                                1,609
Assets held for sale                             297                                  409
Discontinued operations/4/                         -                               12,018
Less allowance for loan losses                 3,684                                4,135
                                             -------                              -------
TOTAL ASSETS                                $248,012                             $257,974
                                            ========                             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Interest-bearing:
  Checking                                    21,588          190     1.18         22,031         206      1.25
  Money market                                85,128        2,076     3.26         91,432       1,939      2.84
  Time and savings                            46,321        1,557     4.50         54,320       1,451      3.57
  Other borrowed funds                             0            0     0.00            687          18      3.57
                                              ------        -----     ----        -------       -----     -----
Total Interest-Bearing Liabilities           153,037        3,823     3.34        168,470       3,614      2.87
Demand deposits                               66,226                               64,101
Other liabilities                              1,559                                1,313
Shareholders' equity                          27,190                               24,090
                                             -------                              -------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                       $248,012                             $257,974
                                            ========                             ========

Net Interest Income                                       $11,842                              $9,766
                                                          =======                              ======

Net Interest Margin                                                   6.93%                                5.81%
                                                                      ====                                =====

--------------------------------------------------------------------------------------------------------------------------


(1) Tax-exempt interest income has not been adjusted to a fully taxable equivalent basis.
(2) Non-performing loans have been included in the average loan balances. Interest income is included on non-accrual loans only to the extent cash payments have been received.
(3) Interest income includes loan fees on commercial loans of $321,000 and $306,000 for September 30, 1995 and 1994, respectively; fees on real estate loans of $244,000 and $482,000 for September 30, 1995 and 1994,
    respectively; and fees on installment and other loans of $31,000 and $32,000 for September 30, 1995 and 1994, respectively.
(4) The above table excludes $302,000 in interest income on loans held for sale for the nine months ended September 30, 1994. This amount is included in the results of discontinued operations. See note 18 to the December 31, 1994 Consolidated Financial Statements.

The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the nine month period ended September 30, 1995.

                                          Analysis of Changes in Interest Income and Expenses
                                                  Increase (Decrease) Due to Change in
                                                              1995 Over 1994
                                               Volume           Rate/1/            Total
                                             ----------      -------------      -----------
                                                             (In thousands)
Increase (decrease)
 in interest and fee income:
Interest bearing deposits with banks           $   (9)           $    -            $   (9)
Federal funds sold                                 91               201               292
Securities available for sale:
  U.S. Treasury securities                        (50)              187               137
Securities held to maturity:
  U.S. Treasury securities                       (388)              121              (267)
  U.S. government agency                        1,261               350             1,611
  Municipal securities/2/                         (60)                -               (60)
  Commercial paper                                 21                16                37
Other securities                                   (6)                1                (5)
Loans held for investment:
 Commercial                                      (822)              994               172
 Real estate-construction                        (358)               50              (308)
 Real estate-other                                451               118               569
 Installment and other                           (239)              355               116
                                               ------            ------            ------
Total increase (decrease)                        (108)            2,393             2,285

Increase (decrease) in interest expense:
Deposits:
 Interest-bearing checking                         (5)              (11)              (16)
 Money market                                    (133)              270               137
 Savings and time                                (214)              320               106
Other borrowed funds                              (18)                -               (18)
                                               ------            ------            ------
Total increase (decrease)                        (370)              579               209
                                               ------            ------            ------
Total change in net interest income            $  262            $1,814            $2,076
                                               ======            ======            ======

(1) Loan fees are reflected in rate variances.
(2) Tax-exempt interest income has not been adjusted to a fully taxable equivalent basis.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 1995 was $2.4 million, an increase of $2.1 million from $225,000 for the nine months ended September 30, 1994.

In the second quarter, 1995 the Company made a special provision to the allowance for loan losses of $1.2 million following completion of a regular examination by federal examiners. The components of the $1.2 million special provision include amounts attributable to a change in the methodology in assessing the adequacy of the allowance by increasing the provision for unclassified loans, increasing the provision for loans classified as "special mention" and downgrading of certain loans. Excluding the special provision, the incremental increase in the provision in 1995 reflects anticipated growth in loan volume.

Non-Interest Income

Non-interest income for the nine months ended September 30, 1995 was $828,000, a decrease of $471,000 or 36.3% from the nine months ended September 30, 1994. The decrease in other income is attributed to gains on sales of foreclosed assets of $407,000, rental income earned on foreclosed assets of $164,000 and interest received on a Federal income tax refund in the amount of $125,000 during the first nine months of 1994. Gains on sales of foreclosed assets were $67,000 for the first nine months of 1995 and there was no rental income in 1995. Customer service fees for the nine months ended September 30, 1995 declined $42,000 or 8.7% from the nine months ended September 30, 1994 primarily due to the decrease in deposit volume.

Non-Interest Expense

Non-interest expense totalled $8.2 million and $9.1 million for the nine months ended September 30, 1995 and 1994, respectively. The reduction in non-interest expense is due to a reduction in expenses associated with managing foreclosed assets and a reduction in FDIC premiums. Salaries and benefits expense for the nine months ended September 30, 1995 increased $85,000 or 2.0% from September 30, 1994. Full time equivalent personnel numbered 113 on September 30, 1995 compared to 111 on September 30, 1994.

For the nine months ended September 30, 1995 the Company recorded expense recoveries associated with foreclosed assets of $45,000 compared to expenses incurred of $564,000 for the same period of the prior year associated with managing, maintaining and liquidating foreclosed assets. FDIC insurance expense totalled $240,000 for the nine months ended September 30, 1995, a decrease of $243,000 or 50.3% compared with $483,000 for the nine months ended September 30, 1994. The reduction is due to a reduction in the assessment level from $.23 per $100 to $.04 per $100 and the decline in the deposit levels upon which the insurance premium is based.

The following table summarizes the significant components of non-interest expense for the dates indicated:

                                                            Non-Interest Expense
                                               Sept. 30     Sept. 30      Dollar           %
                                                 1995         1994        Change        Change
                                               --------     --------     --------     --------
                                                            (Dollars in thousands)
Salaries and related benefits...........      $ 4,347       $ 4,262      $    85        (1.99)%
Foreclosed assets expense...............          (45)          564         (609)     (107.98)
Occupancy...............................          747           807          (60)       (7.43)
FDIC insurance..........................          240           483         (243)      (50.31)
Equipment...............................          670           681          (11)       (1.62)
Data processing services................          210           216           (6)       (2.78)
Telephone and postage...................          195           196           (1)       (0.51)
Consulting fees.........................          206           255          (49)      (19.22)
Legal fees..............................          152           126           26        20.63
Marketing...............................          161           134           27        20.15
Goodwill and core deposit amortization..          215           299          (84)      (28.09)
Write-down on other assets held for sale            -            39          (39)     (100.00)
Other...................................        1,082         1,003           79         7.88
                                              -------       -------      -------       ------
  TOTAL.................................      $ 8,180       $ 9,065      $  (885)       (9.76)%
                                              =======       =======      =======       ======

Provision for Income Taxes

At December 31, 1994 the Company had estimated approximately $12.0 million and $9.7 million of federal and state net operating loss carryforwards, respectively. Subsequent to preparation and filing of the 1994 tax returns and as a result of a settlement with the Internal Revenue Service for audits of tax returns for prior years, the federal and state net operating loss carryforwards were reduced to approximately $4.5 million and $5.3 million, respectively. The net operating loss carryforwards begin to expire in 1998. The Company recorded a provision for income taxes totalling $100,000 for federal and state alternative minimum taxes for the nine months ended September 30, 1995.


FINANCIAL CONDITION

Loans

Average loans declined $15.1 million or 9.3% to $148.0 million for the nine months ended September 30, 1995 from $163.1 million for the same period in 1994. At September 30, 1995 loans totalled $149.0 million and represented 63.2% of total assets compared with $155.2 million or 60.2% of total assets at September 30, 1994.

Commercial loans totalled $69.0 million at September 30, 1995, a decrease of $4.8 million or 6.5% from September 30, 1994. Real estate construction loans totalled $3.7 million at September 30, 1995, a decrease of $4.5 million or 54.6% from September 30, 1994. Other real estate loans, consisting of loans for land acquisition and "mini-perm" loans totalled $58.8 million at September 30, 1995, an increase of $7.0 million or 13.6% from $51.8 million at September 30, 1994.

Real estate construction loans as a percentage of total loans outstanding were 2.5% at September 30, 1995 compared to 5.3% at September 30, 1994. Risks associated with real estate construction loans are generally considered to be higher than risks associated with other forms of lending in which commercial banks traditionally engage. In response to the prevailing state of the local real estate market and losses incurred in 1992 and 1993, management has sharply curtailed new real estate construction loan commitments.

Other real estate loans consist of mini-perm and land acquisition loans. Mini-perm loans were introduced to provide for interim financing due to a shortage of long term permanent financing alternatives. Mini-perm loans are currently available for completed commercial and retail projects that are primarily owner-occupied and are generally granted based on the rental or lease income stream generated by the property. The rental/lease income is the primary source of repayment to service the loan. The major risks associated with the origination of mini-perm loans are the ability of the tenant or tenants to maintain the rental or lease payments over the life of the loan and the ability of the borrower to obtain other financing for the balloon payment at maturity.

Installment loans and other personal loans totalled $17.6 million at September 30, 1995, a decrease of $3.9 million or 18.2% from September 30, 1994.

The following table sets forth the amount of loans outstanding in each category and the percentage of total loans outstanding for each category at the dates indicated.

                                                September 30,
                               ----------------------------------------------
                                       1995                       1994
                               -------------------        -------------------
                                Amount     Percent         Amount     Percent
                               --------    -------        --------    -------
                                            (Dollars in thousands)
Commercial................     $ 68,976      46.3%        $ 73,806      47.6%
Real estate-construction..        3,716       2.5            8,179       5.3
Real estate - other.......       58,773      39.4           51,750      33.3
Installment and other.....       17,557      11.8           21,451      13.8
                               --------     -----         --------     -----
 TOTAL....................     $149,022     100.0%        $155,186     100.0%
                               ========     =====         ========     =====

Non-Performing Assets

The following table provides information with respect to the Company's past due loans and components of non-performing assets at the dates indicated.

                                                      September 30,
                                             --------------------------------
                                                1995                  1994
                                             ----------            ----------
                                                  (Dollars in thousands)
Loans 90 days or more past due and
 still accruing......................          $  627                $  570
Non-accrual loans....................           2,956                 2,009
Restructured loans...................               -                   266
Other assets held for sale...........             297                   306
Foreclosed assets....................             826                 1,153
                                               ------                ------
 Total non-performing assets.........          $4,706                $4,304
                                               ======                ======

Non-performing assets to period end
 loans, foreclosed assets and
 other assets held for sale..........            3.13%                 2.75%
                                               ======                ======

The Company's policy is to recognize interest income on an accrual basis unless the full collectibility of principal and interest is uncertain. Loans that are delinquent 90 days or more, unless well secured and in the process of collection, are placed on non-accrual status and previously accrued but uncollected interest is reversed against income. Thereafter, income is only recognized as it is collected in cash. Collectibility is determined by considering the borrower's financial condition, cash flow, quality of management, the existence of collateral or guarantees and the state of the local economy.

Interest income recorded on loans 90 days or more past due and still accruing totalled $50,700 for the nine months ended September 30, 1995 compared to $46,600 for the same period a year ago. Interest income that would have been recorded on non-accrual loans had they performed in accordance with their original terms would have been $181,000 for the nine months ended September 30, 1995. There was no interest income recognized on non-accrual loans for the nine months ended September 30, 1995.

The increase in non-performing assets at September 30, 1995 from September 30, 1994 is primarily due to an increase in non-accrual loans. At September 30, 1995 non-accrual loans included $610,000 of commercial loans, $930,000 of land development loans, $1.3 million of mini-perm loans and consumer and installment loans totalling $113,000.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that management of the Company considers to be adequate for losses that can be reasonably anticipated in relation to the risk of future losses inherent in the loan portfolio. The allowance is increased by charges to operating expenses and reduced by net charge-offs.

In assessing the adequacy of the allowance for loan losses, management relies on its ongoing review of the loan portfolio to identify potential problem loans in a timely manner, ascertain whether there are probable losses which must be charged off and assess the aggregate risk characteristics of the portfolio. Factors which influence management's judgment include the impact of forecasted economic conditions, historical loan loss experience, and the evaluation of risks which vary with the type of loan, creditworthiness of the borrower and the value of the underlying collateral.

Analysis of the Allowance for Loan Losses

The following table summarizes changes in the allowance for loan losses for the periods indicated:

                                             Nine Months       Year       Nine Months
                                                Ended         Ended          Ended
                                               9-30-95       12-31-94       9-30-94
                                               -------       --------       -------
                                                      (Dollars in thousands)
Balance, at beginning of period......           $3,216        $4,371         $4,371
Charge-offs:
  Commercial.........................               98           786            522
  Real estate - other................              884           205            205
  Real estate - construction.........                -           560            560
  Installment and other..............              228           512            419
                                                ------        ------         ------
     Total charge-offs...............            1,210         2,063          1,706
Recoveries:
  Commercial.........................              278           399            362
  Real estate - other................              114             1              1
  Real estate - construction.........                7           116            116
  Installment and other..............               73            17              2
                                                ------        ------         ------
   Total recoveries..................              472           533            481
                                                ------        ------         ------
Net charge-offs......................              738         1,530          1,225
Provision charged to operations......            2,365           375            225
                                                ------        ------         ------
Balance at end of period.............           $4,843        $3,216         $3,371
                                                ======        ======         ======

Ratio of net charge-offs to average
 loans (annualized)..................            0.66%         0.96%          1.00%
                                                 ====          ====           ====

The balance in the allowance for loan losses at September 30, 1995 was $4.8 million or 3.25% of total loans compared to $3.4 million or 2.17% at September 30, 1994. Based on management's evaluation of current economic conditions, the review of the loan portfolio and trends in the overall level of delinquent and classified loans, management believes that the allowance for loan losses was adequate at September 30, 1995.

Potential Problem Loans

At September 30, 1995, there were no loans which represented material credits about which management has serious doubts as to the ability of the borrowers to comply with the original terms and conditions.

At September 30, 1995 there were no loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed in the discussion above that (i) represented or resulted from trends or uncertainties which management anticipated would have a material impact on future operating results, liquidity, capital resources or (ii) represented material credits about which management was aware of information that would cause serious doubt as to the ability of the borrower to comply with the loan repayment terms.

Investment Portfolio

The Company's investment portfolio is used primarily for liquidity purposes and secondarily for investment income. The portfolio is primarily composed of U.S. Treasury and U.S. government agency instruments.

Effective December 31, 1993 the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and changed its accounting policy to classify its securities as available for sale or held to maturity.

The table below summarizes the book value and estimated market values of investment securities at the dates indicated.

                                                         September 30,
                                        -----------------------------------------------
                                                 1995                      1994
                                        ---------------------     ---------------------
                                           Book       Market         Book       Market
                                          Value        Value        Value        Value
                                        ---------    --------     ---------    --------
                                                        (In thousands)
SECURITIES HELD TO MATURITY:
U.S. Treasury securities........        $10,724      $10,760      $21,826      $21,666
U.S. government agencies........         42,391       42,919       21,787       21,500
Municipal securities............              -            -          230          235
Collateralized mortgage
  obligations...................            179          187          220          223
                                        -------      -------      -------      -------
  TOTAL..........................       $53,294      $53,866      $44,063      $43,624
                                        =======      =======      =======      =======
SECURITIES AVAILABLE FOR SALE:
U. S. Treasury securities.......        $ 4,994      $ 4,989      $ 9,974      $ 9,968
U. S. government agencies.......          5,033        5,050            -            -
                                        -------      -------      -------      -------
  TOTAL..........................       $10,027      $10,039      $ 9,974      $ 9,968
                                        =======      =======      =======      =======

Deposits

For the nine months ended September 30, 1995, average deposits totalled $219.3 million, a decrease of $12.6 million or 5.4% from $231.9 million for the same period in 1994. Total deposits at September 30, 1995 were $206.7 million, a decrease of $24.4 million or 10.5% from $231.0 million at September 30, 1994.

The decline in deposits is attributed to low rates of interest paid for deposits compared to non-bank investments such as mutual funds and a reduction in average deposits maintained by various customers. Average loans outstanding declined $15.1 million and these loan customers also had established deposit relationships which decreased as the loans were reduced or paid off.

For the nine months ended September 30, 1995, average demand deposits totalled $66.2 million, an increase of $2.1 million or 3.3% from the same period in 1994. Average demand deposits comprised 30.2% of average total deposits for the nine months ended September 30, 1995. Average interest-bearing deposits decreased $14.7 million or 8.8% for the nine months ended September 30, 1995 from the same period in 1994. Average interest-bearing deposits comprised 69.8% of average total deposits for the nine months ended September 30, 1995 and 72.3% of average total deposits for the nine months ended September 30, 1994.

The table below sets forth information regarding trends in the Bank's average deposits by amount and percentage of deposits for the nine months ended September 30, 1995 and 1994.

                                                        Average Deposits
                                      ----------------------------------------------------
                                                  Nine Months Ended September 30,
                                      ----------------------------------------------------
                                               1995                          1994
                                      ----------------------        ----------------------
                                       Amount     Percentage         Amount     Percentage
                                      --------    ----------        --------    ----------
                                                     (Dollars in thousands)
Demand accounts...............        $ 66,226      30.2%           $ 64,101       27.7%
Interest-bearing checking.....          21,588       9.9              22,031        9.5
Money market..................          85,128      38.8              91,432       39.4
Savings and time..............          46,321      21.1              54,320       23.4
                                      --------     -----            --------      -----
Total.........................        $219,263     100.0%           $231,884      100.0%
                                      ========     =====            ========      =====

Time certificates of deposit over $100,000 or more at September 30, 1995 had the following schedule of maturities:

                                                          (In thousands)
Three months or less.....................                    $ 14,932
After three months through six months....                       2,036
After six months though twelve months....                       1,605
After twelve months......................                         862
                                                             --------
Total....................................                    $ 19,435
                                                             ========

The decrease in time deposits is due to lower market rates of interest. Certificates of deposit over $100,000 are generally considered a higher cost and less stable form of funding than lower denomination deposits and may represent a greater risk of interest rate and volume volatility than small retail deposits. Management estimates that at least 70% of certificates over $100,000 are deposits held by persons or entities with other relationships with the Company.

At September 30, 1995, certificates of deposit over $100,000 totalling $18.6 million or 9.0% of total deposits were scheduled to mature within a year. Management believes that the presumed volatility of such deposits presents acceptable risk and payment of such certificates of deposit would not have a material impact on the liquidity position of the Company.

LIQUIDITY AND CAPITAL RESOURCES.

Liquidity

Liquidity management refers to the Bank's ability to acquire funds to meet loan demand and fund deposit withdrawals and to service other liabilities as they come due. To augment liquidity, the Bank has informal federal funds borrowing arrangements with correspondent banks totalling $24.0 million and maintains a credit arrangement with the Federal Reserve Bank of San Francisco for open window borrowing. At September 30, 1995 and 1994, the Bank had no outstanding borrowings against these arrangements. Additionally, at September 30, 1995, unpledged U.S. government securities that are available to secure additional borrowing in the form of reverse repurchase agreements totalled approximately $44.1 million. At September 30, 1995 and 1994, the Bank had no outstanding borrowings against these arrangements.

The Bank is a member of the Federal Home Loan Bank of San Francisco and through membership has the ability to pledge qualifying collateral for short term (up to six months) and long term (up to five years) borrowing. At September 30, 1995 and 1994 there were no outstanding advances.

The liquidity position of the Company declined during the first nine months of 1995 as cash flows required for financing activities exceeded the funds provided by operating and investing activities by $11.8 million. Cash and cash equivalents of $27.2 million were required to accommodate deposit withdrawals which were partially funded by a combination of operating activities which provided $6.6 million and investing activities, principally maturing loans and investment securities, which provided $8.8 million of cash and cash equivalents.

The liquidity position of the Company may be expressed as a ratio defined as (a) cash, federal funds sold, other unpledged short term investments and marketable securities, including those maturing after one year, divided by (b) total assets less pledged securities. Using this definition at September 30, 1995, the Company had a liquidity ratio of 33.4% as compared to 33.7% at September 30, 1994.

Capital Resources

Total shareholders' equity increased to $28.1 million at September 30, 1995 from $26.0 million at December 31, 1994 reflecting retained income of $2.0 million for the first nine months of 1995, net of the change in the net unrealized gain on securities available for sale.

The Company and the Bank are subject to capital adequacy guidelines issued by the Federal Reserve Board which require a minimum risk-based capital ratio of 8%. At least 4% must be in the form of "Tier 1" capital and consists of common equity, non-cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries. "Tier 2" capital consists of cumulative and limited-life preferred stock, mandatory convertible securities, subordinated debt and, subject to certain limitations, the allowance for loan losses. General loan loss reserves included in Tier 2 capital cannot exceed 1.25% of risk-weighted assets.

At September 30, 1995, the Company's risk-based capital ratio was 17.33%. The following table presents the Company's risk-based capital and leverage ratios as of September 30, 1995 and December 31, 1994.

                                              RISK-BASED CAPITAL RATIOS
                                    --------------------------------------------
                                                (Dollars in thousands)
                                    September 30, 1995        December 31, 1994
                                    ------------------        ------------------
                                     Amount     Ratio          Amount     Ratio
                                    --------   -------        --------   -------
Company Capital Ratios:
Tier 1 Capital..............        $26,811    16.08%         $24,284    13.87%
Tier 1 minimum requirement..          6,671     4.00            7,006     4.00
                                    -------    -----          -------    -----
Excess......................        $20,140    12.08%         $17,278     9.87%
                                    =======    =====          =======    =====

Total Capital...............        $28,895    17.33%         $26,473    15.12%
Total Capital minimum
 requirement................         13,342     8.00           14,011     8.00
                                    -------    -----          -------    -----
Excess......................        $15,553     9.33%         $12,462     7.12%
                                    =======    =====          =======    =====

Risk-adjusted assets               $166,769                  $175,138
                                   ========                  ========

Leverage ratio..............                   11.13%                     9.18%
Leverage ratio minimum......                    4.00                      4.00
                                               -----                     -----
Leverage ratio excess.......                    7.13%                     5.18%
                                               =====                     =====

                          PART II. OTHER INFORMATION


Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K - None

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.





                                 CIVIC BANCORP
                                 -------------
                                 (Registrant)





Date: November 6, 1995                By: /s/ Herbert C. Foster
                                          -----------------------------------
                                          Herbert C. Foster
                                          President
                                          Chief Executive Officer