Form 10-K405
period 1995-12-31
CIVIC BANCORP
filed 1996-03-21
CIK 747205

________________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                         _____________________________
                                   FORM 10-K
                                 ANNUAL REPORT
                      PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995      Commission file number: 0-13287

                                 CIVIC BANCORP
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

California                                       68-0022322
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

          2101 Webster Street, 14th Floor, Oakland, California 94612
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: (510) 836-6500

                         _____________________________

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

              Securities registered pursuant of 12(g) of the Act:
                          Common Stock, no par value
                               (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes X  No--
                                     -

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  State the aggregate market value of the voting stock held by non-affiliates of
the registrant as of March 1, 1996:     $24,168,223.00

  Indicate the number of shares outstanding of each of the registrant's classes
of common stock as of March 1, 1996:    4,499,827

DOCUMENTS INCORPORATED BY REFERENCE
  Portions of Proxy Statement for Annual Meeting of Shareholders (Part III), Scheduled for May 30, 1996.
________________________________________________________________________________
                  THIS REPORT CONTAINS A TOTAL OF 64 PAGES
                           EXHIBIT INDEX ON PAGE 36

PART I - DESCRIPTION OF BUSINESS

ITEM 1 - BUSINESS

GENERAL

Civic BanCorp (the "Company") is a California corporation incorporated on February 14, 1984 and is registered with the Board of Governors of the Federal Reserve System as a bank holding company under the Bank Holding Company Act of 1956, as amended. CivicBank of Commerce (the "Bank") is a wholly-owned subsidiary of the Company, organized as a California corporation in 1984. At present, the Company does not engage in any material business activities other than the ownership of the Bank.

CIVICBANK OF COMMERCE

The Bank is a state chartered bank and is a member of the Federal Reserve System. Deposits in the Bank are insured to $100,000 by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a full service commercial bank dedicated to providing personalized services to independent businesses and professional firms with annual sales of $500,000 to $30 million in Alameda and Contra Costa counties. The Bank also provides banking services to individuals who are owners, partners or principals of these businesses or professional practices, and other corporate executives and professionals. The Bank offers its clients certain customary banking services, such as checking, savings and interest-bearing demand, money market and time deposit accounts; commercial, installment and real estate loans; safe deposit boxes; automated cash management services; collection services; wire and telephone transfer services; courier services; lockbox services; and account reconciliation. The Bank has one operating subsidiary, Pasco Services, Inc. which acts as trustee to perform loan servicing and reconveyance services under deeds of trust held by the Bank and other lenders.

The principal offices of the Company and Bank are located at 2101 Webster Street, Oakland, California, 94612. Their telephone number is (510) 836-6500. The Bank has offices at 1940 Tice Valley Boulevard, Walnut Creek, CA 94596, telephone number (510) 938-1000, 2999 Oak Road, Walnut Creek, California, 94596, telephone number (510) 933-9200, 2201 Walnut Avenue, Fremont, California, 94538, telephone number (510) 713-2500, and at 2251 Alvarado Street, San Leandro, California, 94577, telephone number (510) 352-9112.

SAVINGS AND DEPOSIT ACTIVITIES

The Bank offers customary banking services such as personal and business checking, savings accounts, time certificates of deposit and IRA accounts. Most of the Bank's deposits are obtained from commercial businesses, professionals and individuals with high income or high net worth. At December 31, 1995, the Bank had a total of 6,445 accounts, consisting of demand deposit accounts with an average balance of approximately $39,000; savings, NOW and market rate accounts with an average balance of approximately $29,000; time certificates of $100,000 or more with an average balance of approximately $260,000; and other time deposits with an average balance of approximately $19,000. The Bank has not obtained any deposits through deposit brokers and has no present intention of using brokered deposits as a source of funding. See

"Management's Discussion and Analysis of Financial Condition and Results of Operations - Deposits".

LENDING ACTIVITIES

The Bank concentrates its lending activities in commercial loans, real estate construction loans and other forms of real estate loans made primarily to businesses and individuals; it has no foreign loans.

The net loan portfolio as of December 31, 1995, totalled $149.7 million, which represented 68.0% of total deposits and 59.7% of total assets. The table below shows the mix of the loan portfolio as of December 31, 1995, 1994 and 1993.

                                           December 31
                            ---------------------------------------
                                     1995        1994        1993
                                   --------    --------    --------
                                              (In thousands)
Commercial loans                   $ 70,417    $ 74,164    $ 87,235
Real estate construction loans        4,067       5,977      11,353
Real estate loans - other            61,752      53,715      50,022
Installment and other loans          18,460      20,860      23,886
                                   --------    --------    --------
Subtotal                            154,696     154,716     172,496
Less allowance for loan losses        4,960       3,216       4,371
                                   --------    --------    --------
LOANS-NET                          $149,736    $151,500    $168,125
                                   ========    ========    ========

Commercial Loans - As of December 31, 1995, the Bank had outstanding commercial loans totalling $70.4 million, representing 45.5% of the Bank's total loan portfolio. The Bank lends primarily to businesses with annual gross revenues of $500,000 to $30 million and to professionals and other individuals located in Alameda and Contra Costa counties. The Bank offers a variety of commercial lending services, including revolving lines of credit, working capital loans, equipment financing, letters of credit and inventory financing. Typically, commercial loans are floating rate obligations and are priced based on the Bank's reference rate.

The Bank's commercial loans are made on a short term basis with the majority of such loans maturing within one year. Commercial loans are typically secured by several types of collateral, including qualifying accounts receivable, equipment, inventory, and real estate. No single commercial account customer accounted for more than 4.00% of total outstanding loans at December 31, 1995.

Real Estate Loans - As of December 31, 1995, the Bank had outstanding real estate construction loans totalling $4.1 million representing 2.6% of the Bank's loan portfolio. The Bank makes loans to finance the construction of residential, commercial and industrial properties and to finance land development.

Other real estate loans, consisting of loans for land development and "mini-perm" loans totalled $61.8 million at December 31, 1995, of which $53.2 million were mini-perms.

Neither the Bank nor the Company has taken an equity participation in connection with any real estate acquisition, development and construction loan held by the Bank.

Installment Loans - Installment loans include loans to individual and business customers. Personal lines of credit extended to individuals were

$3.9 million or 21.1% of total installment loans at December 31, 1995. The remainder includes home equity loans, automobile loans and other personal loans.

BANKING SERVICES

To retain existing customers and attract new customers, the Bank offers a broad range of services, including automated teller machines, automated accounting services, daily courier services, account reconciliation and access to mutual funds, annuities and similar instruments. In addition, the Bank maintains close relationships with its customers by providing direct access to senior management, rapid response to customer requests and specialized market area knowledge of Alameda and Contra Costa counties.

HUMAN RESOURCES

At December 31, 1995, the Bank employed a total of 111 persons, consisting of 100 full time employees and 11 part time employees.

COMPETITION

The Bank actively competes for all types of deposits and loans with other banks and financial institutions located in its service area, and increased deregulation of financial institutions has increased competition. Many of the Bank's competitors have greater financial resources and facilities than the Bank and may offer certain services, such as trust services, that the Bank does not presently offer. In addition, California and federal law permit various forms of nationwide interstate banking with few restrictions. See "Regulation and Supervision - Interstate Banking". The Company believes that this will further increase competition as out-of-state financial institutions enter the California market.

The Bank's strategy for meeting competition has been to maintain a sound capital base and liquidity position, employ experienced management, and concentrate on particular segments of the market, particularly businesses with annual revenues of $500,000 to $30 million and professionals, by offering customers a degree of personal attention that, in the opinion of management, is not generally available through the Bank's larger competitors.

REGULATION AND SUPERVISION

THE COMPANY

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is registered as such with the Federal Reserve Board ("FRB"). A bank holding company is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the FRB and is required to obtain FRB approval before acquiring, directly or indirectly, ownership or control of any voting shares of any bank, if after such acquisition it would directly or indirectly own or control more than 5% of the voting stock of that bank, unless it already owns a majority of the voting stock of that bank. The BHC Act further provides that the FRB shall not approve any such acquisition that would result in or further the creation of a monopoly, or the effect of which may be substantially to lessen competition, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the probable effect in meeting the convenience and needs of the community to be served.

Furthermore, under the BHC Act, a bank holding company is, with limited exceptions, prohibited from (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or (ii) engaging in any activity other than managing or controlling banks. With the prior approval of the FRB, however, a bank holding company may own shares of a company engaged in activities which the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

The FRB has by regulation determined that certain activities are so closely related to banking as to be a proper incident thereto within the meaning of the BHC Act. These activities include, but are not limited to: operating an industrial loan company, industrial bank, Morris Plan Bank, savings association, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing investment and financial advice; operating a trust company in certain instances, selling traveler's checks, United States savings bonds and certain money orders; providing certain courier services; providing management consulting advice to nonaffiliated depository institutions in some instances; acting as insurance agent for certain types of credit-related insurance; leasing property or acting as agent, broker or advisor for leasing property on a "full pay-out basis"; acting as a consumer financial counselor, including tax planning and return preparation; performing futures and options advisory services, check guarantee services and discount brokerage activities; operating a collection or credit bureau; or performing real and personal property appraisals. The Bank provides customers with access to mutual funds, annuities and similar investments, and it may seek the necessary authority to offer discount brokerage services and courier services. Except for these activities, the Company has no present intention to engage in any of such permitted activities.

The FRB has also determined that certain activities are not so closely related to banking to be a proper incident thereto within the meaning of the BHC Act. Such activities include real estate brokerage and syndication; land development; property management; underwriting of life insurance not related to credit transactions; and with certain exceptions, securities underwriting and equity funding. In the future, the FRB may add to or delete from the list of activities permissible for bank holding companies.

Historically, the BHC Act has prohibited bank holding companies and their bank subsidiaries from owning banks or branches in more than one state unless the laws of each state expressly permit or in case of certain emergencies arising from a bank failure or prospective failure. California and federal law permit various forms of nationwide interstate banking with few restrictions. See "Regulation and Supervision -Legislation and Proposed Regulatory Changes - Interstate Banking".

Regulations and policies of the FRB require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. It is the FRB's policy that a bank holding company should stand ready to use available resources to provide adequate capital funds to a subsidiary bank during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting a subsidiary bank. Under certain conditions, the FRB may conclude that certain actions of a bank holding company, such as payment of cash dividends, would constitute an unsafe and unsound practice because they violate the FRB's "source of strength" doctrine.

A bank holding company and its subsidiaries are prohibited from certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, a bank may not condition an extension of credit on a promise by its customer to obtain other services provided by it, its holding company or other subsidiaries, or on a promise by its customer not to obtain other services from a competitor. In addition, federal law imposes certain restrictions on transactions between the Company and its subsidiaries, including the Bank. As an affiliate of the Bank, the Company is subject, with certain exceptions, to provisions of federal law imposing limitations on, and requiring collateral for, extensions of credit by the Bank to its affiliates.

Directors of the Company, and the companies with which they are associated, have had and will continue to have banking transactions with the Bank in the ordinary course of the Bank's business. It is the firm intention of the Company that any loans and commitments to loan included in such transactions be made in accordance with applicable law, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and on terms not involving more than the normal risk of collectibility or presenting other unfavorable features. At December 31, 1995, loans to directors totalled $4.2 million or 14.4% of the Company's shareholders' equity. Company policy precludes loans to officers and employees of the Company or of the Bank.

THE BANK

The Bank is a member of the FDIC which currently insures the deposits of each member bank to a maximum of $100,000 per depositor. For this protection, the Bank pays a semi-annual assessment and is subject to the rules and regulations of the FDIC pertaining to deposit insurance and other matters.

The Bank is subject to regulation, supervision and regular examination by the California State Banking Department (the "Department"). In addition, because the Bank is a member of the Federal Reserve System, it is subject to regulation, supervision and examination by the FRB. The regulations of these agencies govern most aspects of the Bank's business, including the making of periodic reports by the Bank and the Bank's activities relating to investments, loans, borrowings, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits and numerous other areas.

Subject to the regulations of the California Superintendent of Banks (the "Superintendent"), the Bank may invest in capital stock, obligations or other securities of other corporations, provided such corporations are not insurance companies, agents or brokers. In addition, the Bank may acquire any or all of the securities of a company that engages in activities that the Bank may engage in directly under California law without the prior approval of the FRB. California state-chartered banks are also specifically authorized to provide real estate appraisal services, management consulting and advisory services and electronic data processing services. FRB and FDIC regulations restrict the ability of the Bank to engage in real estate development and investment activities.

The Company's primary potential source of income (other than interest earned on Company capital) is the receipt of dividends and management fees from the Bank. The ability of the Bank to pay management fees and dividends to the Company and its affiliates is subject to restrictions set forth in the California Financial Code and is subject to approval of the Department.

The board of directors of a state-chartered bank may declare a dividend out of so much of net profits as such board deems appropriate, subject to California law which restricts the amount available for cash dividends to the lesser of retained earnings or the bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). In the event that a bank has no retained earnings or net income for the prior three fiscal years, cash dividends may be paid out of net income for such bank's last preceding fiscal year or current fiscal year upon the prior approval of the Department. Although there are no specific regulations restricting dividend payments by bank holding companies other than state corporation law, supervisory concern focuses on the holding company's capital position, its ability to meet its financial obligations as they come due and the capacity to act as a source of financial strength to its subsidiary banks.

The FRB and the Superintendent have authority to prohibit a bank from engaging in business practices which are considered to be unsafe or unsound. Depending upon the financial condition of the Bank and upon other factors, the FRB or Superintendent could assert that the payments of dividends or other payments by the Bank to the Company might be such an unsafe or unsound practice. Also, if the Bank were to experience either significant loan losses or rapid growth in loans or deposits, or some other event resulting in a depletion or deterioration of the Bank's capital account were to occur, the Company might be compelled by federal banking authorities to invest additional capital in the Bank necessary to return the capital account to a satisfactory level. See "Management's Discussion and Analysis - Regulatory Agreements".

FRB regulations require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally require that reserves of 3.0% must be maintained against net transaction accounts of $47.7 million or less, plus 10% against that portion of total transaction accounts in excess of $47.7 million. The first $4.3 million of otherwise reservable balances (subject to adjustment by the FRB) are exempted from the reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of reserve requirements is to reduce interest-earning assets.



INSURANCE PREMIUMS AND ASSESSMENTS

The FDIC has authority to impose a special assessment on members of the

Bank Insurance Fund ("BIF") to insure there will be sufficient assessment income for repayment of BIF obligations and for any other purpose which it deems necessary. The FDIC is authorized to set semi-annual assessment rates for BIF members at levels sufficient to increase the BIF's reserve ratio to a designated level of 1.25% of insured deposits. The BIF achieved this level in mid-1995. Congress is considering various proposals to merge the BIF with the Savings Association Insurance Fund or otherwise to require banks to contribute to the insurance funds for savings associations. Adoption of any of these proposals might increase the cost of deposit insurance for all banks, including the Bank.

Pursuant to FDICIA, the FDIC has developed a risk-based assessment system, under which the assessment rate for an insured depository institution will vary according to the level of risk incurred in its activities. An institution's risk category is based upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also to be assigned to one of the following "supervisory subgroups,." subgroup A, B, or C. Subgroup A institutions are financially sound institutions with few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in a significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. The FDIC assigns each BIF member institution an annual FDIC assessment rate which, as of the date of this document, varies between 0.00% per annum with a $2,000 minimum (for well capitalized Subgroup A institutions, reduced from 0.23% in August 1995 and 0.04% in November 1995) and 0.27% per annum (for undercapitalized Subgroup C institutions). The assessment rate may increase in the future. At December 31, 1995, the Bank's annual assessment rate was 0.00%.

The FDIC has "prompt corrective action" authority to (1) request the appropriate regulatory agency to take any enforcement action against an institution, based upon an examination by the FDIC or the agency, (2) if no action is taken within 60 days and the FDIC determines the institution is in an unsafe and unsound condition or failure to take the action will result in continuance of unsafe or unsound practices, order the action against the institution, and (3) exercise this enforcement authority under "exigent circumstances" merely upon notification to the institution's appropriate regulatory agency. The FDIC has the same enforcement powers with respect to any institution and its subsidiaries as the appropriate agency has with respect to those entities.

Federal banking agencies are required to take corrective action with respect to depository institutions that do not meet minimum capital requirements and to take such actions promptly in order to minimize losses to the FDIC.

Federal banking agencies have established capital measures (including both a leverage measure and a risk-based capital measure) and specified for each capital measure the levels at which depository institutions will be considered "well-capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" or "critically undercapitalized". See "Regulation and Supervision - Capital Adequacy Guidelines". The appropriate federal banking agency, after notice and an opportunity for a hearing, may treat a well capitalized, adequately capitalized or undercapitalized depository institution as if it has a lower capital-based classification if it is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. Thus, an adequately capitalized institution can be subjected to the restrictions on undercapitalized institutions (provided that a capital restoration plan cannot be required of the institution) described below and an undercapitalized institution can be subject to the restrictions applicable to significantly undercapitalized institutions described below. As of December 31, 1995, based upon its applicable capital ratios, the Bank is classified as "well capitalized".

The appropriate federal regulatory agency must require an insured depository institution that (i) is significantly undercapitalized or (ii) is undercapitalized and either fails to submit an acceptable capital restoration plan within the time period allowed by regulation or fails in any material respect to implement a capital restoration plan accepted by the appropriate federal banking agency to take one or more of the following actions: (i) sell enough shares, including voting shares to become adequately capitalized; (ii) merge with (or be sold to) another institution (or holding company), but only if grounds exist for appointing a conservator or receiver; (iii) restrict certain transactions with banking affiliates as if the "sister bank" exception to the requirements of Section 23A of the Federal Reserve Act did not exist; (iv) otherwise restrict transactions with bank or nonbank affiliates; (v) restrict interest rates that the institution pays on deposits to "prevailing rates" in the institution's "region"; (vi) restrict asset growth or reduce total assets;
(vii) alter, reduce or terminate activities; (viii) hold a new election of directors; (ix) dismiss any director or senior executive officer who held office for more than 180 days before the institution became undercapitalized; provided that in requiring dismissal of a director or senior executive officer, the agency must comply with certain procedural requirements, including the opportunity for an appeal in which the director or officer will have the burden of proving his or her value to the institution; (x) employ "qualified" senior executive officers; (xi) cease accepting deposits from correspondent depository institutions; (xii) divest certain nondepository affiliates which pose a danger to the institution; (xiii) be divested by a parent holding company; and (xiv) take any other action which the agency determines would better carry out the purposes of the prompt corrective action provisions.

In addition to the foregoing sanctions, without the prior approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to any senior executive officer or increase the rate of compensation for such an officer without regulatory approval. Furthermore, in the case of an undercapitalized institution that has failed to submit or implement an acceptable capital restoration plan, the appropriate federal banking agency cannot approve any such bonuses.

Not later than 90 days after an institution becomes critically undercapitalized, the appropriate federal banking agency for the institution must appoint a receiver or, with the concurrence of the FDIC, a conservator, unless the agency, with the concurrence of the FDIC, determines that the purposes of the prompt corrective action provisions would be better served by another course of action. Any alternative determination must be "documented" and reassessed on a periodic basis. Notwithstanding the foregoing, a receiver must be appointed after 270 days unless the FDIC determines that the institution has positive net worth, is in compliance with a capital plan, is profitable or has a sustainable upward trend in earnings and is reducing its ratio of non-performing loans to total loans and the head of the appropriate federal banking agency and the chairperson of the FDIC certify that the institution is viable and not expected to fail.

The FDIC is required, by regulation or order, to "restrict the activities" of such critically undercapitalized institutions. The restrictions must include prohibition on the institution's doing any of the following without prior FDIC approval: entering into material transactions not in the usual course of business, extending credit for highly leveraged transactions; engaging in any "covered transactions" (as defined in Section 23A of the Federal Reserve Act) with an affiliate, paying "excessive compensation or bonuses"; and paying interest on "new or renewed liabilities" that would increase the institution's average cost of funds to a level significantly exceeding prevailing rates in the market.

A bank cannot accept brokered deposits (which term is defined to include payment of an interest rate more than 75 basis points above prevailing rates) unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank is defined to be well capitalized for purposes of this restriction if it maintains a Tier 1 leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of 6.0% and a total risk-based capital ratio of at least 10.0% and is not otherwise in a "troubled condition" as specified by its appropriate federal regulatory agency. A bank is defined to be adequately capitalized if it meets all of its minimum capital requirements. A bank that cannot receive brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts. In addition, a bank that is "adequately capitalized" may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates. There are no such restrictions on a bank that is "well capitalized".

A Federal Reserve Bank may not make advances to an undercapitalized institution (including institutions with the lowest regulatory rating) for more than 60 days in any 120-day period without a viability certification by a federal banking agency or by the Chairman of the FRB (after an examination by the FRB). If an institution is deemed critically undercapitalized, an extension of Federal Reserve Bank credit cannot continue for five days without demand for payment unless the FRB is willing to accept responsibility for any resulting loss to the FDIC. As a practical matter, this provision is likely to mean that Federal Reserve Bank credit will not be extended beyond the limitations in this provision.

CAPITAL ADEQUACY GUIDELINES

The FRB has adopted risk-based capital requirements for member banks and bank holding companies which require a minimum risk-based capital ratio of 8.00% (at least 4% in the form of Tier 1 capital). "Tier 1" capital excludes goodwill and consists of common equity, non-cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries. "Tier 2" capital consists of cumulative and limited-life preferred stock, mandatory convertible securities, subordinated debt and, subject to certain limitations, allowance for loan losses. General loan loss reserves can make up no more than 1.25% of risk-weighted assets.

The requirements make regulatory capital requirements more sensitive to the differences in risk profiles among banking institutions, take off-balance sheet items into account when assessing capital adequacy and minimize disincentives to holding liquid low-risk assets. In addition, the requirements may require some banking institutions to increase the level of their common shareholders' equity. The Company's total risk-based capital ratio at December 31, 1995 was 17.29%. The guidelines have not had a material adverse effect on the Company's financial condition or results of operations to date. In the fourth quarter, 1993 the Company raised $10.1 million in new capital to ensure continuing compliance with capital guidelines.

The FRB has also instituted minimum leverage ratio guidelines for state member banks. The leverage ratio guidelines require maintenance of a minimum ratio of 4% Tier 1 capital to total assets for the most highly rated bank holding company organizations. Institutions that are less highly rated, anticipating significant growth or subject to other significant risks will be required to maintain capital levels ranging from 1% to 2% above the 4% minimum. The Company's leverage ratio at December 31, 1995 was 10.99%. See "Management's Discussion and Analysis - Liquidity and Capital Resources".

THE COMMUNITY DEVELOPMENT BANKING BILL

In September, 1994 President Clinton signed into law The Community Development, Credit Enhancement and Regulatory Improvement Act of 1994 which contains provisions concerning high cost and reverse mortgages, bank regulation, community development banking, money laundering and national flood insurance.

Community Development and Financial Institutions Act of 1994.
This bill authorizes spending $382 million over four years under the auspices of the Community Development Financial Institutions Fund, a wholly-owned government corporation, to fund federal matching grants to expand a fledgling network of community-development institutions and to fund the Bank Enterprise Act of 1991 to encourage bank and thrift investment in qualified distressed communities.

National Flood Insurance Reform Act. These provisions increase the responsibility of mortgage lenders to ensure that homeowners in flood plains have purchased flood insurance. The bill also contains a program to encourage communities to mitigate future flood damage.

INTERSTATE BANKING

THE RIEGLE-NEAL INTERSTATE BANKING AND BRANCHING EFFICIENCY ACT OF 1994

Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") was signed by President Clinton in September 1994. Generally, provisions of this Act authorize interstate banking and interstate branching, subject to certain state options.

Interstate acquisition of banks will be permitted in all states on and after September 29, 1995; state law cannot vary this rule. However, states may continue to prohibit acquisition of banks that have been in existence less than five years and interstate chartering of new banks.

Interstate mergers of affiliated or unaffiliated banks will be permitted June 1, 1997, unless a state adopts legislation before June 1, 1997 to "opt out" of interstate merger authority, provided any limitations do not discriminate against out-of-state banks. Individual states may enact legislation to permit interstate mergers earlier than that date.

Interstate acquisition of branches will be permitted to a bank only if the law of the state where the branch is located expressly permits interstate acquisition of a branch without acquiring the entire bank.

Interstate de novo branching will be permitted to a bank only if a state adopts legislation to "opt in" to interstate de novo branching authority.

Limitations on Concentrations. An interstate banking application may not be approved if the applicant and its depository institution affiliates would control more than 10% of insured deposits nationwide or more than 30% of insured deposits in the state in which the bank to be acquired is located. These limits do not apply to mergers solely between affiliates. States may waive the 30% cap on a nondiscriminatory basis. Nondiscriminatory state caps on deposit market share of a depository institution and its affiliates are not affected.

Agency Authority. A bank subsidiary of a bank holding company will be authorized to receive deposits, renew time deposits, close loans, service loans and receive payments on loans as an agent for a depository institution affiliate without being deemed a branch of the affiliate. A bank will not be permitted to engage, as an agent for an affiliate, in any activity as agent that it could not conduct as a principal, or to have an affiliate, as its agent, conduct any activity that it could not conduct directly, under federal or state law.

Host State Regulation. Out-of-state banks seeking to acquire or establish a branch will be required to comply with any nondiscriminatory filing requirements of the host state where the branch is located. The host state may set notification and reporting requirements for a branch of an out-of-state bank. A branch of an out-of-state bank will be subject to all of the laws of the host state regarding intrastate branching,consumer protection,fair lending and community reinvestment. A branch of an out-of-state bank will not be permitted to conduct any activities at the branch which are not permissible for a bank chartered by the host state.

Community Reinvestment Act. Community Reinvestment Act ("CRA") evaluations will be required for each state in which an interstate bank has a branch. Interstate banks will be prohibited from using out-of-state branches "primarily for the purpose of deposit production." Federal banking agencies are required to adopt regulations by June 1, 1997 to ensure that interstate branches are being operated with a view to the needs of the host communities.

Foreign Banks. Foreign banks will be able to branch to the same extent as U.S. domestic banks. Interstate branches acquired by foreign banks will be subject to the CRA to the extent the acquired branch was subject to CRA before the acquisition.

California Law. On September 28, 1995, California's Governor Wilson signed a bill enacting state legislation in accordance with the authority under the Riegle-Neal Act. This new state law permits banks headquartered outside California to acquire or merge with California banks that have been in existence for at least five years, and thereby establish one or more California branch offices. An out-of-state bank may not enter California by acquiring one or more branches of a California bank or other operations constituting less than the whole bank. The law authorizes waiver of the 30% limit on state-wide market share for deposits as permitted by the Riegle-Neal Act. This law also authorizes California state-licensed banks to conduct certain banking activities (including receipt of deposits and loan payments and conducting loan closings) on an agency basis on behalf of out-of-state banks and to have out-of-state banks conduct similar agency activities on their behalf.

Before this new legislation, California law allowed California banks and bank holding companies to be acquired by banking organizations in other states on a reciprocal basis (i.e., provided the other state's laws permitted California banking organizations to acquire banking organizations in that state on substantially the same terms and conditions applicable to banking organizations whose operations were principally conducted within the state).

Exposure to and Management of Risk - The FRB and OCC have announced proposals to examine bank holding companies and national banks with respect to their exposure to and management of different categories of risk. Categories of risk identified by the FRB include legal risk, operational risk, market risk, credit risk, liquidity risk and reputation risk. Categories of risk identified by the OCC include interest rate risk, price risk, foreign exchange risk, transaction risk, compliance risk, strategic risk, credit risk, liquidity risk, and reputation risk. If adopted, this approach would cause bank regulators to focus on risk management procedures, rather than simply examining every asset and transaction. This approach, if adopted, would supplement rather than replace existing rating systems based on evaluation of an institution's capital, assets, management, earnings and liquidity. Although the FDIC has not announced its intention to adopt this approach to risk evaluation, it is likely that the different bank regulatory agencies will eventually adopt similar approaches to this issue. No assurance can be given as to the effect, if any, that this examination approach would have on the Company.

IMPACT OF ECONOMIC CONDITIONS AND MONETARY POLICIES

The earnings and growth of the Company are and will be affected by general economic conditions, both domestic and international, and by the monetary and fiscal policies of the United States Government and its agencies, particularly the FRB. One function of the FRB is to regulate the national supply of bank credit in order to mitigate recessionary and inflationary pressures. Among the instruments of monetary policy used to implement those objectives are open market transactions in United States Government securities, changes in the discount rate on borrowings and changes in reserve requirements held by depository institutions. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. However, the effect, if any, of such policies on the future business and earnings of the Company cannot be accurately predicted.

NEW ACCOUNTING PRONOUNCEMENTS

In May 1993 the Financial Accounting Standards Board ("FASB") issued

Statement of Financial Accounting Standards ("FAS") No. 114 "Accounting by Creditors for Impairment of a Loan" and in October 1994 also issued FAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". FAS No. 114 and FAS No. 118 provide in part that if it is probable that a creditor is unable to collect all amounts due according to the contractual terms of a loan, future cash flows from the loan should be discounted at the loan's effective interest rate and the resultant present value amount should be compared with the loan's current carrying amount to determine if there is impairment to be recognized. The Company has adopted FAS No. 114 and FAS No. 118 for the year ended December 31, 1995.

On December 31, 1994 the Bank adopted FAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments". Under certain circumstances, the Bank will structure variable rate loans to include embedded interest rate floors. Such floors are designed to mitigate interest rate risk to the Bank in a declining interest rate environment. As of December 31, 1995, the Bank had outstanding loans totalling $54.0 million that were subject to interest rate floors.

In March 1995, the FASB issued FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement requires that long-lived assets and certain identifiable intangibles to be held by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

In May 1995, the FASB issued FAS No. 122, "Accounting for Mortgage Servicing Rights". This statement amends FAS No. 65 "Accounting for Certain Mortgage Banking Activities", to require that, for mortgage loans originated for sale, rights to service these loans be recognized as separate assets, similar to purchased mortgage servicing rights. This statement also requires that mortgage servicing rights be assessed for impairment based on the value of those rights.

The Company is required to adopt FAS No. 121 and FAS No. 122 for the year ended December 31, 1996. Based on the information available as of December 31 1995 and managements interpretation of FAS No. 121 and FAS No. 122, the statements will not have a material effect on its financial statements.

In October 1995, the FASB issued FAS No. 123, "Accounting for Stock-Based Compensation" which permits a company to choose either a new fair value based method of accounting for its stock-based compensation (stock options), or the current Accounting Principles Board Opinion 25 (APB 25) intrinsic value based method of accounting for its stock based compensation. FAS No. 123 requires pro-forma disclosures of net income and earnings per share computed as if the fair value based method had been applied in financial statements of companies that continue to follow current practice in accounting for such arrangements under APB 25. The Company has decided it will not adopt the recognition provisions of FAS No. 123 but will adopt the disclosure requirements in 1996.

LEGISLATION AND PROPOSED CHANGES

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory agencies. No prediction can be made as to the likelihood of any major changes or the impact such changes might have on the Company. Certain changes of potential significance to the Company which have been enacted recently or others which are currently under consideration by Congress or various regulatory or professional agencies are discussed below.

ITEM 2 - PROPERTIES

The Company's office, together with the Bank's corporate headquarters, is located in a multi-story office building at 2101 Webster Street, Oakland, California. The Bank occupies approximately 19,000 rentable square feet of space on the 14th floor under a sublease with a term of six years five months, commencing April 7, 1991 and ending on September 6, 1996. Various support and operating functions were relocated to this space in April, 1991.

The headquarters banking office is located on the ground floor of 2101 Webster Street, Oakland, California. The headquarters banking office occupies approximately 2,830 rentable square feet of ground floor space. The lease with respect to this space provides for a term of ten years ending April 30, 2004.

The lease with respect to the ground floor at 2101 Webster Street includes the second floor premises of approximately 21,587 square feet to be occupied by the Bank upon termination of the sub-lease for the 14th floor on September 6, 1996. The lease with respect to this space commences on September 7, 1996 and ends on April 30, 2004.

A regional office of the Bank is located at 2999 Oak Road, Walnut Creek, California; the Bank leases approximately 6,810 square feet on the ground floor of a multi-story office building. The lease provides for a term of ten years ending on June 30, 2004; the Bank has two options to renew for five year periods.

An office of the Bank is located at 2251 Alvarado Street, San Leandro, California; the Bank leases approximately 3,500 square feet on the lobby level of a one story office building for a term ending in December of 1996 with one option to renew for an additional period of five years.

An office of the Bank is located at 2201 Walnut Avenue, Fremont, California. The Bank has a lease agreement for 2,824 square feet of space for a term ending January 1, 2001 with one option to renew for a period of five years.

On April 30, 1992 the Bank assumed a lease for the Rossmoor Office, located at 1940 Tice Valley Boulevard, Walnut Creek. This space includes 6,900 square feet of frontage space located in a shopping center known as the Rossmoor Shopping Center. The lease term ends December 31, 1998.

Rental expense for all leases of premises was approximately $955,000 for the year ended December 31, 1995. Rental expense for leases of premises for 1996 is estimated to be approximately $1.0 million.

ITEM 3 - LEGAL PROCEEDINGS

From time to time the Company is party to claims and legal proceedings arising in the ordinary course of business. After taking into consideration information furnished by counsel to the Company as to the current status of various claims and proceedings to which the Company is a party, management is of the opinion that the ultimate aggregate liability represented thereby, if any, will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1995, no matters were submitted to a vote of security holders of the Company through solicitation of proxies or otherwise.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

The Company's Common Stock is listed on the Nasdaq National Market quotation service under the symbol "CIVC".

The following table sets forth the high and low sales prices for the Company's Common Stock based on information obtained from Nasdaq. These prices reflect high and low sale prices reported during the periods specified.

                                            Sales Price
                                        ------------------
                                          High       Low
                                        --------   -------
1994
----
First Quarter..........................  $6.25     $4.75
Second Quarter.........................   5.50      4.63
Third Quarter..........................   5.63      5.25
Fourth Quarter.........................   6.13      5.25

1995
----
First Quarter..........................  $6.88     $5.50
Second Quarter.........................   7.44      6.25
Third Quarter..........................   8.13      7.00
Fourth Quarter.........................   7.84      6.88

1996
----
First Quarter (through March 1, 1996)..   7.63      6.84

As of March 1, 1996, the shares of the Company were held by approximately 1,100 shareholders.

The Company has never declared a cash dividend on the Common Stock. Payments of future dividends will be subject to the discretion of the board of directors and will depend upon the elimination of the accumulated deficit, regulatory restrictions on cash dividends, the Company's earnings, financial condition, capital requirements, and such other factors as the board of directors deems appropriate.

As a bank holding company without significant assets other than its equity interest in the Bank, the Company's ability to pay dividends to its shareholders primarily depends upon dividends and management fees it receives from the Bank. Such dividends are subject to certain limitations. See "Regulation and Supervision-The Bank" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Agreements".

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth certain selected consolidated financial data of the Company for each year of the five-year period ended December 31, 1995 and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and with the consolidated financial statements presented herein.

Year Ended December 31                   1995        1994         1993         1992         1991
                                 -----------------------------------------------------------------
(Dollars in Thousands
 except per share data)
Results of Operations:
 Interest income                     $  20,868     $ 18,296     $ 19,073     $ 26,544     $ 32,243
 Interest expense                        5,036        4,876        6,499       10,315       15,390
 Net interest income                    15,832       13,420       12,574       16,229       16,853
 Provision for loan losses               2,565          375          825        5,540        3,050
 Other income                            1,096        1,505        1,955        1,829        1,132
 Other expense                          11,218       12,068       26,162       17,324       12,566
 Income (loss) from
  continuing operations
  before income taxes                    3,145        2,482      (12,458)      (4,806)       2,369
 Provision for income
  taxes (benefit)                          135           25            -       (1,719)         698
 Net income (loss) from
  continuing operations                  3,010        2,457      (12,458)      (3,087)       1,671
 Discontinued operations                     -         (647)        (434)          67           14
 Net income (loss)                   $   3,010     $  1,810     $(12,892)     $(3,020)    $  1,685
--------------------------------------------------------------------------------------------------

Per-Share Data:
 Net income (loss) per share
  from continuing operations            $  .67      $   .55       $(4.49)      $(1.23)      $  .68
 Net (loss) income from
  discontinued operations                    -         (.14)        (.16)         .02          .01
 Net income (loss) per share               .67          .41        (4.65)       (1.21)         .69
 Book value per share                   $ 6.54       $ 5.86       $ 5.45       $11.18       $12.38
 Average shares
  outstanding                        4,516,478    4,454,784    2,773,273    2,505,517    2,433,036
--------------------------------------------------------------------------------------------------

Balance Sheet at December 31:
 Assets                               $250,839     $261,060     $263,598     $360,005     $382,660
 Loans                                 154,696      154,716      172,496      224,447      264,952
 Deposits                              220,098      233,831      237,508      320,918      348,446
 Shareholders' equity                 $ 29,360     $ 26,045     $ 24,231     $ 28,001     $ 31,021
---------------------------------------------------------------------------------------------------

Financial Ratios:
 Return on average assets                 1.23%         .70%      (4.18)%       (.78)%         .47%
 Return on average
  shareholders' equity                   10.92%        7.25%     (51.83)%     (10.33)%        5.51%
 Average shareholders'
  equity to average assets               11.22%        9.69%        8.07%        7.58%        8.55%
---------------------------------------------------------------------------------------------------

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company reported net income of $3.0 million or $.67 per share for the year ended December 31, 1995, compared to a net income of $1.8 million or $.41 per share for the year ended December 31, 1994. The increase in net income resulted from an increase in net interest income and a reduction in non-interest expenses the benefits of which were partially offset by an increase in the provision for loan losses.

The Company reported net income of $1.8 million or $.41 per share for the year ended December 31, 1994, compared to a net loss of $12.9 million or $(4.65) per share for the year ended December 31, 1993. The increase in net income was due to a reduction in non-interest expenses associated with foreclosed assets incurred in 1993.

RESULTS OF OPERATIONS

Net Interest Income. Net interest income represents the excess of interest income and loan fees earned by the Company on its earning assets over the interest expense paid on its interest-bearing liabilities and other borrowed money. Interest income is the Company's primary source of income. Net interest income as a percentage of average earning assets is referred to as net interest margin.

The level of net interest income is affected by the levels and mix of both interest-earning assets and interest-bearing liabilities as well as changes in interest rates. During periods of rapidly changing interest rates, the Company's earnings can be significantly affected, as interest rates on the majority of its earning assets reflect changes in interest rates immediately, while the interest rates paid on liabilities, such as time certificates of deposit, change only at the maturity of the deposit certificate.

Net interest income for 1995 totalled $15.8 million compared to $13.4 million for 1994. Total interest income increased $2.6 million primarily due to an increase in the rate earned on earning assets which increased 112 basis points to 9.21% from 8.09% for 1994. Average earning assets were essentially consistent at $226.6 million and $226.2 million for 1995 and 1994, respectively. Interest expense increased $160,000 to $5.0 million in 1995 from $4.9 million in 1994 as the increase in the rate paid on interest bearing deposits was offset by a decline in the volume of interest bearing deposits. Average interest bearing liabilities declined $16.6 million to $150.3 million in 1995 from $166.9 million in 1994 while the rate paid on interest bearing deposits increased 43 basis points to 3.35% for 1995 from 2.92% in 1994.

Net interest income for 1994 totalled $13.4 million compared to $12.6 million for 1993. Total interest income decreased $777,000 to $18.3 million in 1994 compared to $19.1 million in 1993 primarily due to a decline in the volume of earning assets which was offset by an increase on the rate earned on earning assets. Average earning assets declined $27.2 million to $226.2 millon in 1994 from $253.4 million in 1993. Average loans, the largest component of earning assets declined $39.6 million due to a decline in loan demand as a result of the economic recession and the Company's decision to curtail real estate construction lending. The average rate earned on earning assets increased 56 basis points to 8.09% for 1994 from 7.53% for 1993. Total interest expense for 1994 declined $1.6 million to $4.9 million from $6.5 million due to the decreased volume of interest-bearing liabilities. Average interest bearing liabilities declined $48.8 million to $166.9 million from $215.7 million for 1993. The decline in interest bearing liabilities included a reduction in average borrowing of $11.4 million for 1994 to $.5 million from $11.9 million in 1993. The average rate paid on interest bearing liabilities was 2.92% in 1994 as compared to 3.01% in 1993.

The net interest margin increased to 6.99% for 1995 from 5.93% for 1994 due to a greater increase in the rate earned on earning assets of 112 basis points as compared to the increase in the rate paid on interest bearing deposits of 43 basis points.

The net interest margin for 1994 increased 97 basis points to 5.93% for 1994 from 4.96% for 1993. The increase was primarily attributed to the increase in the rate earned on earning assets which increased 56 basis points while the rate paid on interest bearing liabilities fell 9 basis points.

    The following table presents an analysis of the components in net interest income for 1995, 1994 and 1993.

                                                 1995                           1994                             1993
                                 ---------------------------------  -----------------------------  ---------------------------------
                                               Interest     Rates                Interest Rates                Interest    Rates
                                  Average      Income/     Earned/    Average   Income/Earned/       Average   Income/     Earned/
                                  Balance     Expense/2/    Paid      Balance   Expense/2/ Paid      Balance   Expense/2/   Paid
                                 ---------------------------------  -----------------------------  ----------------------  ---------
ASSETS                                                                  (Dollars in thousands)
 Time deposits-other financial
  institutions                   $      -      $     -        . -%  $    332    $     9     2.71%$  1,908     $    48        2.52%
 Securities available for sale
   for sale                        10,438          648       6.21     11,912        491     4.12        -           -           -
 Securities held to maturity
  U.S. Treasury securities         12,694          707       5.57     24,347      1,053     4.32   38,390       1,428        3.72
  U.S. Government agency/CMO's     41,299        2,728       6.61     15,472        912     5.89    2,837         171        6.03
  Municipal securities/1/             151           10       6.35      1,142         74     6.49    2,079         131        6.30
  Other securities                  2,470          146       5.91      1,989        104     5.23    1,915          70        3.66
 Federal funds sold                10,846          630       5.81     10,927        464     4.25    6,598         185        2.80
 Loans/2, 3/
   Commercial                      68,358        7,672      11.22     77,428      7,414     9.58  104,489       9,246        8.85
   Real estate - construction       4,804          491      10.23      9,677        773     7.99   14,136       1,592       11.26
   Real estate - other             56,679        5,843      10.31     50,359      5,070    10.07   54,841       4,202        7.66
   Installment and other           18,823        1,993      10.59     22,599      1,932     8.55   26,189       2,000        7.64
                                 --------      -------      -----   --------    -------    --------------     -------       -----
   Loans - net                    148,664       15,999      10.76    160,063     15,189     9.49  199,655      17,040        8.53
                                 --------      -------      -----   --------    -------    --------------     -------       -----

    Total Earning Assets          226,562       20,868       9.21    226,184     18,296     8.09  253,382      19,073        7.53
                                 --------      -------              --------    -------          --------     -------

 Cash and due from banks           16,007                             16,047                       19,828
 Leasehold improvements and
  equipment                         1,947                              2,197                        2,516
 Interest receivable and
  other assets                      4,064                              5,323                        7,735
 Assets held for sale                 290                                348                          674
 Foreclosed assets                    761                              1,512                       10,498
 Discontinued operations/4/             -                              9,762                       18,481
 Less allowance for loan
  losses                           (3,990)                            (3,953)                      (4,881)
                                 --------                           --------                      -------
 TOTAL ASSETS                    $245,641                           $257,420                     $308,233
                                 ========                           ========                     ========

 LIABILITIES AND SHAREHOLDERS'
  EQUITY

 LIABILITIES:
 Deposits:
   Interest-bearing:
     Checking                    $ 21,499          240       1.12   $ 22,233        279     1.25 $ 23,032         381        1.65
     Money market                  82,403        2,665       3.23     91,277      2,647     2.90  106,265       3,002        2.83
     Time and savings              46,227        2,120       4.59     52,880      1,932     3.65   74,494       2,733        3.67
     Other borrowed funds             181           11       6.01        513         18     3.58   11,910         383        3.22
                                 --------      -------              --------    -------    --------------     -------     -------
 Total Interest-Bearing
  Liabilities                     150,310        5,036       3.35    166,903      4,876     2.92  215,701       6,499        3.01
                                 --------      -------              --------    -------          --------     -------

 Demand deposits                   66,372                             64,888                       66,333
 Other liabilities                  1,394                                673                        1,326
 Shareholders' equity              27,565                             24,956                       24,873
                                 --------                           --------                     --------
 TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY           $245,641                           $257,420                     $308,233
                                 ========                           ========                     ========
  Net Interest Income                          $15,832                          $13,420                       $12,574
                                               =======                          =======                       =======
  Net Interest Margin                                        6.99%                          5.93%                            4.96%
                                                            =====                          =====                            =====

--------------------------------------------------------------------------------

(1) Tax-exempt interest income has not been adjusted to a fully taxable equivalent basis. Interest on municipal securities was $10,000, $29,000, and $74,000 for 1995, 1994 and 1993, respectively.
(2) Non-performing loans have been included in the average loan balances. Interest income is included on non-accrual loans only to the extent cash payments have been received.
(3) Interest income includes amortized loan fees on commercial loans of $428,000, $430,000, and $638,000 for 1995, 1994 and 1993 respectively; fees on real estate loans of $323,000, $600,000 and $523,000 for 1995, 1994 and 1993
respectively; and fees on installment and other loans of $19,000, $23,000 and $53,000 for 1995, 1994 and 1993, respectively.
(4) On September 30, 1994 the Bank sold servicing rights and related assets of its mortgage division. Discontinued operations reflect the assets of mortgage division. See Note 15 to the consolidated financial statements.

The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as "volume change". Net interest income is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as "rate change". The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the years ended December 31, 1995 and 1994.

                                                Analysis of Changes in Interest Income and Expense
                                                        Increase (Decrease) Due to Change in
                                                1995 Over 1994                           1994 Over 1993
                                     -----------------------------------      -----------------------------------
                                       Average        Average                    Average      Average
                                      Volume/1/       Rate/2/     Total          Volume/1/     Rate/2/     Total
                                     -----------------------------------      -----------------------------------
                                                                   (in thousands)
 Increase (decrease) in
      interest and fee income:
 Time deposits-other
      financial institutions             $   (9)    $      -     $     (9)     $     (40)   $      1   $     (39)
 Securities available
      for sale:                             (61)         218          157            491           -         491
 Securities held to maturity:
  U.S. Treasury securities                 (503)         158         (345)          (521)        146        (375)
      U.S. Government agency/CMO's        1,520          296        1,816            763         (22)        741
      Municipal securities/3/               (44)         (20)         (64)           (59)          2         (57)
 Other securities                            58          (17)          41              4          30          34
 Federal funds sold                          (4)         170          166            121         158         279
 Loans:
      Commercial                           (867)       1,125          258         (2,395)        563      (1,832)
      Real estate-construction             (390)         108         (282)          (502)       (317)       (819)
      Real estate-other                     636          137          773           (344)      1,212         868
  Installment and other                    (323)         384           61           (274)        206         (68)
                                         ------     --------     --------      ---------    --------   ----------
 Total increase (decrease)               $   13     $  2,559     $  2,572      $  (2,756)   $  1,979   $    (777)
                                         ------     --------     --------      ---------    --------   ----------

 Increase (decrease) in
      interest expense:
 Deposits:
      Interest-bearing checking          $   (9)    $    (30)    $    (39)     $     (13)   $    (89)  $    (102)
      Money market                         (257)         275           18           (428)         73        (355)
      Savings and time                     (244)         432          188           (793)         (8)       (801)
      Other borrowed funds                  (11)           4           (7)          (367)          2        (365)
                                         ------     --------     --------      ---------    ---------  ----------
 Total increase (decrease)               $ (521)    $    681     $    160      $  (1,601)   $    (22)  $  (1,623)
                                         ------     --------     --------      ---------    ---------  ----------

 Total change in net
      interest income                    $  534     $  1,878     $  2,412      $  (1,155)   $  2,001   $     846
                                         ======     ========     ========      =========    =========  ==========

-------------------------------------------------------------------------------

(1) Changes not solely attributed to rate or volume have been allocated to volume.
(2) Loan fees are reflected in rate variances.
(3) Tax-exempt interest income has not been adjusted to a fully taxable equivalent basis.

Provision for Loan Losses. The provision for loan losses which is charged to operations is based on the growth of the loan portfolio, the amount of net loan losses incurred and management's estimation of potential future losses based on an ongoing evaluation of the portfolio risk and economic conditions. Loan losses are charged against the allowance when management believes the collectibility of principal is unlikely.

The provision for loan losses in 1995 was $2,565,000, compared with $375,000 in 1994 and $825,000 in 1993. The increase in the provision in 1995 from 1994 was due to a special provision in the second quarter of 1995 following the completion of a regular examination by Federal examiners. Components of the special provision included amounts attributable to a change in the methodology of assessing the adequacy of the allowance which included increasing the provisions for unclassified loans, increasing the provision for loans classified as "special mention" and downgrading certain classified loans. The decrease in the provision in the provision in 1994 from 1993 was due to a reduction in the level of non-performing loans and a reduction in the volume of loans outstanding. The ratio of the allowance for loan losses to period end loans equalled 3.21%, 2.08% and 2.53% at December 31, 1995, 1994 and 1993,
respectively.

Net charge-offs were $.8 million, $1.5 million and $1.5 millon in 1995, 1994 and 1993, respectively and represented .55%, .96%, and .77% of average loans outstanding for 1995, 1994 and 1993, respectively. The decrease in the volume of net charge-offs was due to an increase in the overall quality of the loans in the portfolio. See "Analysis of Loan Losses" for further discussion.

Non-Interest Income. Non-interest income for 1995 was $1.1 million as compared to $1.5 million and $2.0 million for 1994 and 1993 respectively. Customer service fees were $595,000 for 1995 as compared to $628,000 for 1994 and $761,000 for 1993. The decline in service fees in 1995 and 1994 was due to the decline in the number of deposit accounts. Other non-interest income for 1995 was $501,000 as compared to $877,000 and $1,194,000 for 1994 and 1993 respectively. Included in other non-interest income were non-recurring items in 1995 of $132,000 of recoveries relating to the disposition of the mortgage division, interest earned on income tax refunds of $57,000 and gains on the disposal of foreclosed assets of $155,000. Non-recurring income in 1994 included interest earned on income tax refunds of $126,000, rental income on foreclosed assets of $164,000 and gains on the disposal of foreclosed assets of $415,000. Non-recurring income in 1993 included gains on the disposal of foreclosed assets of $592,000 and gains on the disposal of other assets held for sale of $246,000.

Non-Interest Expense. Non-interest expense for 1995 totalled $11.2 million, a decrease of $850,000 or 7.0% from 1994. Non-interest expense totalled $12.1 million in 1994, a decrease of $14.1 million or 53.9% from 1993.

Salaries and employee benefits in 1995 increased $364,000 or 6.4% from 1994. Full time equivalent personnel numbered 108 on December 31, 1995 compared to 110 on December 31, 1994. The increase in salaries and employee benefits relates to accrued severance expenses relating to certain terminated employees and normal salary increases. FDIC insurance decreased $366,000 or 58.5% to $260,000 for 1995 from $626,000 for 1994 due to a reduction in assessment rates. Expenses related to foreclosed assets and loss on sales of foreclosed assets declined a total of $859,000 due to the reduction in foreclosed assets in 1995.

Non-interest expense for 1994 totalled declined $14.1 million or 53.9% to $12.1 million from $26.2 million of 1993. Salaries and employee benefits declined $354,000 or 5.8% from 1993. Full time equivalent employees were 110 on December 31, 1994 as compared to 115 on December 31, 1993. Occupancy expense decreased $544,000. In July, 1994 the lease for the main office of the Bank expired and the office was relocated to the corporate headquarters location. See "Description of Business - Properties". In conjunction with the relocation, the master lease on the corporate office was renegotiated which resulted in non-recurring recapture of deferred rental expense totalling $125,000. In August, 1994 the Concord and Walnut Creek offices were consolidated into one location. Expenses associated with foreclosed assets decreased $9.2 million or 90.4% from 1993. Write-downs on other assets held for sale totalled $39,000 in 1994 compared to $3.2 million in 1993. FDIC insurance premiums decreased $218,000 or 25.6% due to a reduction in the level of deposits and a reduction in the assessment to $.23 per $100 in deposits from $.29 per $100 in deposits. See "Regulation and Supervision - Insurance Premiums and Assessments".

The following table summarizes the significant components of non-interest expense for 1995, 1994 and 1993.

                                                   Non-Interest Expense
                                                                  Dollar     Percent
                                            1995      1994        Change     Change
                                          --------- ---------  ----------   ---------
                                                    (Dollars in thousands)
Salaries and employee benefits...........  $ 6,096   $ 5,732    $    364        6.4%
Occupancy................................      995     1,076         (81)      (7.5)
Equipment................................      881       912         (31)      (3.4)
Goodwill and core deposit amortization...      286       403        (117)     (29.0)
Data processing services.................      270       251          19        7.6
FDIC insurance...........................      260       626        (366)     (58.5)
Telephone and postage....................      252       261          (9)      (3.4)
Consulting fees..........................      246       336         (90)     (26.8)
Legal fees...............................      202       175          27       15.4
Marketing................................      189       221         (32)     (14.5)
Foreclosed asset expense.................      115       974        (859)     (88.2)
Write-down on assets held for sale.......        -        39         (39)    (100.0)
Other....................................    1,426     1,062         364       34.3
                                           -------   -------    --------     ------
 TOTAL...................................  $11,218   $12,068    $   (850)      (7.0)%
                                           =======   =======    ========     ======

                                                   Non-Interest Expense
                                                                  Dollar     Percent
                                            1994      1993        Change     Change
                                          --------- ---------  ----------   ---------
                                                    (Dollars in thousands)
Salaries and related benefits............  $ 5,732   $ 6,086    $   (354)      (5.8)%
Occupancy................................    1,076     1,620        (544)     (33.6)
Equipment................................      912       943         (31)      (3.3)
Goodwill and core deposit amortization...      403       383          20        5.2
Data processing services.................      251       323         (72)     (22.3)
FDIC insurance...........................      626       844        (218)     (25.8)
Telephone and postage....................      261       281         (20)      (7.1)
Consulting fees..........................      336       285          51       17.9
Legal fees...............................      175       239         (64)     (26.8)
Marketing................................      221       142          79       55.6
Foreclosed asset expense.................      974    10,192      (9,218)     (90.4)
Write-down on assets held for sale.......       39     3,166      (3,127)     (98.8)
Other....................................    1,062     1,658        (596)     (35.9)
                                           -------   -------    --------      -----
 TOTAL...................................  $12,068   $26,162    $(14,094)     (53.9)%
                                           =======   =======    ========      =====

 Provision for Income Taxes. Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards (FAS) No. 109, "Accounting for Income Taxes" which changed the accounting for income taxes from a deferred method to an asset and liability method of computing deferred taxes. Under this method, deferred taxes are recognized by applying enacted tax rates applicable to future years to temporary differences between the tax bases of existing assets and liabilities and the respective carrying values for financial reporting purposes. Deferred tax assets are subject to a valuation allowance if it is more likely than not that some of the deferred tax asset will not be realized. The cumulative effect of the change in accounting for income taxes for the years ended prior to January 1, 1993 was not material.

 Due to the loss incurred in 1993, deferred tax benefits in the form of operating loss carryforwards were generated. At December 31, 1995 the Company had approximately $1,080,000 in state net operating loss carryforwards and $455,000 in tax credits. The Company recorded tax provisions in the amount of $135,000 and $25,000 for 1995 and 1994, respectively for alternative minimum taxes. See Note 10 of the Notes to the Consolidated Financial Statements.

The Tax Reform Act of 1986 and the California Conformity Act of 1987 impose substantial restrictions on the utilization of net operating loss carryforwards if an "ownership change", as defined in the Internal Revenue Code, has occurred. Should there be an ownership change, the Company's ability to utilize its operating loss carryforwards could be significantly limited.

DISCONTINUED OPERATIONS

In the second quarter of 1993, the Bank announced its intention to seek potential buyers of the mortgage division in San Diego, California and accordingly, the consolidated statement of operations has been restated to reflect the mortgage division as a discontinued operation for all periods presented. See Note 15 of the Notes to the Consolidated Financial Statements.

On September 30, 1994 the Bank entered into an agreement and completed the sale of servicing rights and related assets of the mortgage division. The sales price was $3.1 million, subject to certain post-closing contingencies related to volume and performance of the servicing portfolio.

Included in the results of discontinued operations for 1994 is a loss on the disposal of approximately $200,000 relative to the sale and included in other non-interest in 1995 are $132,000 of recoveries resulting from the disposition certain mortgage division assets. Total revenues for the mortgage division were $1.7 million in 1994.

FINANCIAL CONDITION

Loans. Commercial loans totalled $70.4 million at December 31, 1995, a decrease of $3.7 million or 5.1% from December 31, 1994. The decrease is attributed to a decline in loan demand, loan payoffs and more stringent underwriting requirements imposed by the Company.

Real estate construction loans as a percentage of total loans outstanding were 2.6% at December 31, 1995 compared to 3.9% at December 31, 1994 and 6.7% at December 31, 1993. The decrease in real estate construction loans is due to the decline in the demand for residential real estate and management's decision to sharply curtail new real estate construction loan commitments.

Risks associated with real estate construction loans are generally considered to be higher than risks associated with other forms of lending and the net operating losses experienced by the Company in 1993 were a result of a decline in the overall real estate market which resulted in foreclosures on collateral supporting real estate construction loans. The Company is continuing to fund real estate construction commitments on a limited basis with more stringent underwriting requirements.

Other real estate loans, consisting of loans for land development and "mini-perm" loans totalled $61.8 million at December 31, 1995 compared to $53.7 million at December 31, 1994 and $50.0 at December 31, 1993. Mini-perm loans are generally available for completed commercial and retail projects that are primarily owner occupied. Mini-perm loans typically have a term of three to five years and provide for principal and interest payments based on a 15 to 25 year amortization schedule with a balloon payment due at the end of the term. They may be made pursuant to a commitment by the Company or, upon satisfaction of underwriting criteria, at the maturity of a construction loan if the borrower has been unable to secure permanent financing from other sources. Mini-perm loans generally are granted based on the rental or lease income stream generated by the owner occupied business or other tenants of the property. The rental/lease income is the primary source of repayment to service the loan. The major risks associated with the origination of mini-perm loans are the ability of the tenant or tenants to maintain the rental or lease payments over the life of the loan and the ability of the borrower to obtain other financing for the balloon payment at maturity.

Installment loans include loans to individuals and business customers. Personal lines of credit extended to individuals were $3.9 million or 21.1% of total installment loans at December 31, 1995 compared to $5.9 million or 28.2% at December 31, 1994. The remainder includes home equity loans, automobile loans and other personal loans.

The following table summarizes the year end loan balances for the periods shown:

                                           Year Ended December 31
                              ------------------------------------------------
                                1995      1994      1993      1992      1991
                              --------  --------  --------  --------  --------
                                           (Dollars in thousands)
Commercial..................  $ 70,417  $ 74,164  $ 87,235  $131,162  $138,637
Real estate - construction..     4,067     5,977    11,353    15,633    41,631
Real estate - other.........    61,752    53,715    50,022    48,576    54,346
Installment and other.......    18,460    20,860    23,886    29,076    30,338
                              --------  --------  --------  --------  --------
Total loans.................  $154,696  $154,716  $172,496  $224,447  $264,952
                              ========  ========  ========  ========  ========


The following table shows the amount of total loans outstanding as of December 31, 1995, both by category of loan, as well as fixed versus floating interest rate which, based upon remaining scheduled repayments of principal, are due within the periods indicated.


                                          Maturity of Loans
                                -------------------------------------
                                         After One
                                 Within  But Within    After
                                One Year Five Years Five Years   Total
                                -------- ---------- ---------- --------
                                            (In thousands)
Commercial..................    $ 66,195  $ 3,253   $   969    $ 70,417
Real estate - construction..       4,067        -         -       4,067
Real estate - other.........      46,757   10,012     4,983      61,752
Installment and other.......      17,755      500       205      18,460
                                --------  -------    ------    --------
 TOTAL......................    $134,774  $13,765   $ 6,157    $154,696
                                ========  =======    ======    ========

Loans with fixed
 interest rates.............    $  3,574  $12,902   $ 5,172    $ 21,648
Loans tied to floating
 interest rates.............     131,200      863       985     133,048
                                --------  -------     ------   --------
  TOTAL.....................    $134,774  $13,765   $ 6,157    $154,696
                                ========  =======     ======   ========

The amounts presented in the table represent the contractual maturities of the related loans and do not consider rollovers (renewals) of loans. The Company does not have a policy to automatically renew loans, rather it considers the request for a renewal in substantially the same manner in which it considers the request for an initial extension of credit.

Foreclosed Assets. Foreclosed assets totalled $ 770,000 at December 31, 1995 as compared to $600,000 at December 31, 1994, and $5.4 million at December 31, 1993. During 1995, the Company transferred $462,000 in real estate loans to foreclosed assets compared to $1.7 million during 1994. At December 31, 1995, other real estate owned consisted of one finished lot and two parcels of raw land, one totalling 4.7 and the other 7.7 acres.

Allowance for Loan Losses. The allowance for loan losses is maintained at a level that management of the Company considers to be adequate for losses that can be reasonably anticipated in relation to the risks inherent in the loan portfolio. The allowance is increased by charges to operating expenses and reduced by net charge-offs.

In assessing the adequacy of the allowance for loan losses, management relies on its ongoing review of the loan portfolio to identify potential problem loans in a timely manner, ascertain whether there are probable losses which must be charged off and assess the aggregate risk characteristics of the portfolio. Factors which influence management's judgement include the impact of forecasted economic conditions, historical loan loss experience, and the evaluation of risks which vary with the type of loan, creditworthiness of the borrower and the value of the underlying collateral.

Analysis of the Allowance for Loan Losses. The following table summarizes the changes in the allowance for loan losses for the periods shown:

                                                Year Ended December 31
                                      -------------------------------------------
                                       1995     1994     1993     1992     1991
                                      -------  -------  -------  -------  -------
                                                (Dollars in thousands)
Balance at beginning of year......    $3,216   $4,371   $5,092   $5,104   $3,542
Charge-offs:
 Commercial.......................       188      786      579    1,979      506
 Real estate - construction.......       884      205      452    1,980    1,148
 Real estate - other..............        33      560      815    1,355        -
 Installment and other............       310      512      372      449      140
                                      ------   ------   ------   ------   ------
  Total charge-offs...............     1,415    2,063    2,218    5,763    1,794
Recoveries:
 Commercial.......................       336      399      485      203      306
 Real estate - construction.......       144        1        -        -        -
 Real estate - other..............        34      116      143        -        -
 Installment and other............        80       17       44        8        -
                                      ------   ------   ------   ------   ------
  Total recoveries................       594      533      672      211      306
                                      ------   ------   ------   ------   ------
Net charge-offs...................       820    1,530    1,546    5,552    1,488
Provision charged to operations...     2,565      375      825    5,540    3,050
                                      ------   ------   ------   ------   ------
Balance at end of year............    $4,960   $3,216   $4,371   $5,092   $5,104
                                      ======   ======   ======   ======   ======

Ratio of net charge-offs to
 average loans....................      .55%     .96%     .77%    2.17%     .57%

The balance in the allowance for loan losses at December 31, 1995 was $5.0 million or 3.21% of total loans compared to $3.2 million or 2.07% of total loans at December 31, 1994. The allowance for loan losses at December 31, 1993 was $4.4 million or 2.53% of total loans.

Net charge-offs for the year ended December 31, 1995 totalled $820,000 compared with $1.5 million in 1994 and $1.5 million in 1993. The decrease in net chargeoffs was due to an increase in the overall quality of the loans in the portfolio.

The table below sets forth the allocation of the allowance for loan losses by loan type and the percentage of loans in each category to total loans as of the dates specified. Management believes that any breakdown or allocation of the allowance for loan losses into loan categories lends an appearance of exactness which does not exist, in that the allowance is utilized as a single unallocated allowance available for all loans.

                                                Allocation of the Allowance for Loan Losses
                                                                   December 31
                                             1995               1994                    1993
                                       ----------------    -----------------    ------------------
                                        Amount        %     Amount         %     Amount         %
                                                         (Dollars in thousands)
Commercial........................     $2,487     45.5%      $1,625    47.9%     $2,456     50.6%
Real estate - construction........         95      2.6          285     3.9         615      6.6
Real estate - other...............      1,833     40.0          885    34.7         683     29.0
Installment and other.............        545     11.9          421    13.5         617     13.8
                                       ------    -----       ------   -----      ------    -----
 Total............................     $4,960    100.0%      $3,216   100.0%     $4,371    100.0%
                                       ======    =====       ======   =====      ======    =====

                                                Allocation of the Allowance for Loan Losses
                                                                December 31
                                             1992               1991
                                       ----------------    -----------------
                                        Amount        %     Amount         %
                                                         (Dollars in thousands)
Commercial........................     $1,938     58.4%      $2,286    52.3%
Real estate - construction........      1,545      7.0        1,675    15.7
Real estate - other...............      1,041     21.6          518    20.5
Installment and other.............        568     13.0          625    11.5
                                       ------    -----       ------    -----
 Total............................     $5,092    100.0%      $5,104    100.0%
                                       ======    =====       ======    =====

The Company conducts a systematic detailed review of the loan portfolio on an ongoing basis. Considering historical experience, management's evaluation of current economic conditions, the detailed review of the loan portfolio and trends in the overall level of delinquent and classified loans, management believes the allowance for loan losses was adequate at December 31, 1995.

Non-Performing Assets. The Company's policy is to recognize interest income on an accrual basis unless the full collectibility of the principal and interest is uncertain. Loans are placed on a nonaccrual status when principal or interest is 90 days past due and any accrued but uncollected interest is reversed, unless the loans are well secured and in the process of collection. Thereafter interest is recognized on a cash basis as it is collected. A non-accrual loan may be returned to accrual status when all delinquent principal and interest are brought current and the loan is judged by management to be fully collectable.

The Company adopted Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by Statement of Financial Accounting Standards No. 118 (collectively referred to as FAS 114) on January 1, 1995. FAS 114 requires entities to measure certain impaired loans based on the present value of future cash flows discounted at the loan's effective interest rate or at the loan's market value or the fair value of the collateral, if the loan is secured. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. If the measurement of the impaired loan is less than the recorded investment in the loan, impairment is recognized by creating or adjusting the existing allocation of the allowance for loan losses. Impaired loans are treated as nonaccrual loans for accounting and reporting purposes. For the year ended December 31, 1995, interest income that would have been recorded on nonaccrual loans had they performed in accordance with their original terms was $244,000. There was no interest income recognized on nonaccrual loans in 1995.

The following table provides information with respect to all non-performing assets.

                                                                    Non-Performing Assets
                                                                         December 31
                                          1995             1994             1993             1992             1991
                                       ----------       ----------       ----------       ----------       ----------
                                                                   (Dollars in thousands)
Loans 90 days or more
 past due and still accruing....           $  325           $  491           $1,774          $ 3,650          $   760
Non-accrual and impaired loans              2,859            3,412            1,978            5,058            1,092
Other assets held for sale......              275              306              489                -                -
Foreclosed assets...............              770              600            5,389           21,160           17,569
                                           ------           ------           ------          -------          -------
 Total non-performing assets....           $4,229           $4,809           $9,630          $29,868          $19,421
                                           ======           ======           ======          =======          =======


Non-performing assets to
 period end loans plus other
 real estate owned and
 foreclosed assets .............            2.70%            3.09%            5.40%           12.16%            7.33%
                                            ====             ====             ====            =====             ====

The decrease in non-performing assets at December 31, 1995 compared to December 31, 1994 is due to the decline in non-accrual and impaired assets. The decrease in non-performing assets at December 31, 1994 compared to December 31, 1993 is due to the decline in foreclosed assets and loans 90 days or more past due and still accruing. During 1995, the Company transferred $460,000 in real estate loans to foreclosed assets compared to $1.7 million in 1994.

Non-accrual loans included $2.3 million in real estate loans, $470,000 in commercial loans, and $69,000 in consumer loans. Loans past due 90 days or more and still accruing included two commercial loans. In management's opinion, there are no loans included in loans past due 90 days or more and still accruing on December 31, 1995 that present significant exposure to the Company because they are well secured and in process of collection.

Potential Problem Loans. At December 31, 1995 there were no loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed in the discussion above that (i) represented or resulted from trends or uncertainties which management anticipated would have a material impact on future operating results, liquidity or capital resources, or (ii) represented material credits about which management was aware of information that would cause serious doubt as to the ability of the borrower to comply with the loan repayment terms.

Investment Portfolio. The Bank invests excess funds in a variety of instruments in order to manage liquidity and enhance profitability. A portion of available funds are invested in liquid investments such as overnight federal funds with the balance invested in investment securities such as U.S. Treasury and Agency securities, as well as tax-exempt municipal bonds. See "Liquidity".

Effective December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and changed its accounting policy to classify its securities as available for sale or held to maturity. See Note 1 of the Notes to the Consolidated Financial Statements.

The composition of the Company's portfolio of securities available for sale, securities held to maturity and other securities is shown in the table below at book value.

                                                  Securities Available for Sale
                                              ----------------------------------
                                                            December 31
                                                1995          1994         1993
                                               ------        ------      -------
                                                         (In thousands)
U. S. Treasury obligations......              $ 5,011        $ 9,965     $10,120
Obligations of governmental
 agencies.......................                5,010              -           -
                                              -------        -------     -------
Total...........................              $10,021        $ 9,965     $10,120
                                              =======        =======     =======

                                                  Securities Held to Maturity
                                              ----------------------------------
                                                            December 31
                                                1995          1994         1993
                                               ------        ------      -------
                                                          (In thousands)
U. S. Treasury obligations......              $10,756        $19,838     $28,227
Obligations of governmental
 agencies.......................               40,272         37,738           -
Collateralized mortgage
 obligations....................                  171            205         292
Municipal securities............                    -            229       1,868
                                              -------        -------     -------
Total...........................              $51,199        $58,010     $30,387
                                              =======        =======     =======

                                                         Other Securities
                                              ----------------------------------
                                                           December 31
                                                1995          1994         1993
                                               ------        ------      -------
                                                          (In thousands)
Federal Reserve Bank stock......              $   823        $   725     $   927
Federal Home Loan Bank stock....                  813            826       1,118
                                              -------        -------     -------
Total...........................              $ 1,636        $ 1,551     $ 2,045
                                              =======        =======     =======

As a result of losses incurred in 1992 and 1993, the Company cannot utilize tax benefits arising from investing in tax exempt municipal securities. As municipal securities matured, the funds were invested in taxable securities.

The following tables summarize the maturities and yields of the Company's investment securities at December 31, 1995. Yields have been computed by dividing annual interest income, adjusted for amortization of premium and accretion of discount, by the average book value of the securities. Yields on tax-exempt securities have not been adjusted to a fully tax equivalent basis. There were no scheduled maturities greater than ten years.

                                                      Securities Available for Sale
                                                                 Maturing
                                  ----------------------------------------------------------------------
                                                             After One
                                      Within                 But Within            After

                                       One Year         Five Years       Five Years         Total
                                 -------------------  --------------  ---------------  ---------------
                                                          (Dollars in thousands)
                                  Amount     Yield    Amount   Yield   Amount   Yield   Amount   Yield
U.S. Treasury obligations....    $ 5,011     6.85%    $   -     . -     $  -     . -%  $ 5,011   6.85%
Obligations of governmental
  agencies...................      5,010     5.79         -     . -        -     . -     5,010   5.79
                                 --------    ----     -----  ------   ------  ------  --------  -----
Total........................    $10,021     6.32%    $   -     . -%    $  -     . -%  $10,021   6.32%
                                 ========    ====     =====  ======   ======  ======  ========  =====

                                                          Securities Held to Maturity
                                                                    Maturing
                                 --------------------------------------------------------------------------
                                                          After One
                                      Within              But Within          After
                                     One Year             Five Years        Five Years          Total
                                 ------------------    ---------------     -------------   ----------------
                                                          (Dollars in thousands)
                                 Amount      Yield     Amount    Yield     Amount  Yield   Amount    Yield
U.S. Treasury obligations.       $     -       . -%    $10,756   6.13%     $  -     . -%  $10,756    6.13%
Obligations of
 governmental agencies.......     19,224      6.02      21,048   7.29         -     . -    40,272    6.68
Collateralized mortgage
 obligations.................          -       . -          -     . -       171    8.89       171    8.89
                                 -------      ----     -------   ----      ----    ----   -------    ----
Total........................    $19,224      6.02%    $31,804   6.90%     $171    8.89%  $51,199    6.57%
                                 =======      ====     =======   ====      ====    ====   =======    ====

As of December 31, 1995 securities of no single issuer in the investment portfolio exceeded ten percent of the Company's shareholders' equity.

Deposits. The table below sets forth certain information regarding trends in the Bank's average deposits for 1995, 1994, and 1993.

                                              Deposits
                       ----------------------------------------------------
                                      Year Ended December 31
                            1995                 1994              1993
                       --------------     ----------------  ----------------
                        Amount     %        Amount     %      Amount     %
                                   (Dollars in thousands)
Demand............    $ 66,372   30.7%  $ 64,888   28.0%  $ 66,333   24.6%
Interest-bearing
 checking.........      21,499    9.9     22,223    9.6     23,032    8.5
Money market......      82,403   38.0     91,277   39.5    106,265   39.3
Savings and time..      46,227   21.4     52,880   22.9     74,494   27.6
                      --------  -----   --------  -----   --------  -----
 Total............    $216,501  100.0%  $231,268  100.0%  $270,124  100.0%
                      ========  =====   ========  =====   ========  =====

 Average deposits decreased $14.8 million or 6.4% in 1995 to $216.5 million from $231.3 million in 1994 and decreased $38.8 million or 14.4% from 1993 of $270.1 million. The decline in deposits is attributed to a decline in market rates of interest paid for deposits and a reduction in average deposits maintained by various loan customers. Average loans outstanding declined $11.4 million or 7.1% in 1995 and $39.6 million or 19.8% in 1994 compared to 1993. These loan customers also had established deposit relationships which decreased as loans were reduced or paid off.

Average time certificates of deposit over $100,000 constituted 13.8%, 12.4%, and 11.9% of total average deposits for 1995, 1994, and 1993, respectively. Average public time deposits constituted 2.0%, 2.1%, and 3.4% of average total deposits for 1995, 1994, and 1993, respectively. All public time certificates of deposit are from local government agencies located in Alameda and Contra Costa counties.

The decrease in time deposits is due to lower market rates of interest. Certificates of deposit over $100,000 are generally considered a higher cost and less stable form of funding than lower denomination deposits and may represent a greater risk of interest rate and volume volatility than small retail deposits. The Company has never had brokered deposits and does not intend to solicit such deposits.

At December 31, 1995, certificates of deposit over $100,000 totalling $29.1 million or 13.2% of total deposits were scheduled to mature within a year. At December 31, 1994, certificates of deposit over $100,000 totalling $17.0 million or 7.3% of total deposits were scheduled to mature within a year. Management believes that the presumed volatility of such deposits presents acceptable risk and payment of such certificates of deposit would not have a material impact on the liquidity position of the Company.

Time certificates of deposit over $100,000 or more at December 31, 1995 had the following schedule of maturities.

                                                             (In thousands)
Three months or less...................                         $21,265
Over three months through six months...                           6,324
Over six months through twelve months..                           1,549
Over twelve months.....................                             553
                                                                -------
 Total.................................                         $29,691
                                                                =======

Interest Rate Sensitivity. The operating income and net income of the Company depend to a substantial extent on "rate differentials", i.e., the difference between the income the Company receives from loans, securities and other earning assets, and the interest expense it pays on deposits and other liabilities.

The interest rate sensitivity of the Company is measured over time and is based on the Company's ability to reprice its assets and liabilities. The opportunity to reprice assets in the same dollar amounts and at the same time as liabilities would minimize interest rate risk in any interest rate environment. The difference between the amount of assets and liabilities repriced at the same time is referred to as the "gap". This gap represents the risk, or opportunity, in repricing. If more assets than liabilities are repriced at a given time in a rising rate environment, net interest income would improve, and in a declining rate environment, net interest income would deteriorate. If more liabilities than assets are repriced under the same conditions, the opposite results would prevail. The Company is asset sensitive and its near term performance will be negatively affected by falling interest rates and enhanced by rising rates.


The table below sets forth the distribution of repricing of the earning assets and interest-bearing liabilities for the respective periods at December 31, 1995.

                                         Assets or Liabilities Which Mature or Reprice
                                                    Next day     Over one
                                                  and within   but within      Over
                                    Immediately    one year    five years    five years     Total
                                    -----------   ----------   ----------    ----------   --------
                                                        (Dollars in thousands)
Interest-earning assets:
U.S. Treasury securities.            $     -       $  5,011      $10,756      $     -     $ 15,767
government agencies.                                 24,235       21,047                    45,282
Collateralized mortgage
 obligations...................            -              -            -          171          171
Other securities...............            -          1,636            -            -        1,636
Federal funds..................       14,800              -            -            -       14,800
Loans:
Commercial loans...............            -         66,195        3,253          969       70,417
Real estate - construction                 -          4,067            -            -        4,067
Real estate other..............            -         46,757       10,012        4,983       61,752
Installment and other..........            -         17,755          500          205       18,460
                                     -------       --------      -------      -------     --------
 Total.........................      $14,800       $165,656      $45,568      $ 6,328     $232,352
                                     =======       ========      =======      =======     ========

Interest-bearing liabilities:
Checking.......................      $24,791       $      -      $     -      $     -     $ 24,791
Money market...................            -         68,738            -            -       68,738
Time and savings...............            -         50,873        3,134            -       54,007
                                     -------       --------      -------      -------     --------
  Total.......................       $24,791       $119,611      $ 3,134      $     -     $147,536
                                     =======       ========      =======      =======     ========
Interest rate sensitivity
 gap...........................      $(9,991)      $ 46,045      $42,434      $ 6,328     $ 84,816
                                     =======       ========      =======      =======     ========
Cumulative interest rate
 sensitivity gap...............      $(9,991)      $ 36,054      $78,488      $84,816
                                     =======       ========      =======      =======
Interest rate sensitivity
 gap ratio (as percent of
 Total earning assets).........        (4.30)%       19.82%       18.26%        2.72%       36.50%

Cumulative interest rate
 sensitivity gap ratio
 (as percent of total
  earning assets)..............    (4.30)%       15.52%       33.78%       36.50%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. Liquidity management refers to the Bank's ability to acquire funds to meet loan demand and fund deposit withdrawals and to service other liabilities as they come due. To augment liquidity, the Bank has informal Federal Funds borrowing arrangements with correspondent banks totalling $24.0 million and maintains a credit arrangement with the Federal Reserve Bank of San Francisco for open window borrowing. At December 31, 1995 and 1994, the Bank had no outstanding borrowings against these arrangements.

Additionally, the Bank is a member of the Federal Home Loan Bank and through membership has the ability to pledge qualifying collateral for short term (up to six months) and long term (up to five years) borrowing. At December 31, 1995 and December 31, 1994 there were no outstanding advances.

The liquidity position of the Bank as of December 31, 1995 was consistent with the prior year as cash and cash equivalents provided from operating and investing activities offset the cash and cash equivalents required by the decrease in deposit volumes. Cash and cash equivalents provided by operations and investment activities were $8.3 million and $5.0 million respectively. Cash and cash equivalents totalling $13.7 million were used in the Company's financing activities to fund declines in deposit volumes.

The liquidity position of the Company may be expressed as a ratio defined as (a) cash, federal funds sold, other unpledged short term investments and marketable securities, including those maturing after one year, divided by (b) total assets, less pledged securities. Using this definition, at December 31, 1995, the Company had a liquidity ratio of 37.6% compared to 36.6% at December 31, 1994.

Part of the Bank's normal lending activity involves making commitments to extend credit. One risk associated with loan commitments is the demand on the Bank's liquidity that would result if a significant portion of the commitments were unexpectedly funded at one time. The Bank assesses the likelihood of projected funding requirements by reviewing historical patterns, current and forecasted economic conditions and individual client funding needs. Further, management maintains unpledged U.S. government securities that are available to secure additional borrowing in the form of reverse repurchase agreements. At December 31, 1995, U.S. government securities available for reverse repurchase agreements totalled approximately $44.1 million. Management believes that this provides the Bank with the necessary liquid assets to satisfy funding requirements in the unlikely event of substantially higher than projected client funding requirements.

Capital Resources. Shareholders' equity was $29.4 million at December 31, 1995, an increase of $3.3 million or 12.7% compared with $26.0 million at December 31, 1994.

A common stock rights offering was completed in November, 1993 as part of a Restructuring Plan announced by the Company in July, 1993. The offering raised $10.1 million and resulted in 1,933,143 new shares issued. The net proceeds of $9.1 million were used to restore capital depleted as a result of write-downs of non-performing assets.

The Company and the Bank are subject to capital adequacy guidelines issued by the Federal Reserve Board of Governors which require a minimum risk-based capital ratio of 8%. At least 4% must be in the form of "Tier 1" capital which consists of common equity, non-cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries. "Tier 2" capital consists of cumulative and limited-life preferred stock, mandatory convertible securities, subordinated debt and, subject to certain limitations, the allowance for loan losses. General loan loss reserves included in Tier 2 capital cannot exceed 1.25% of risk-weighted assets.

At December 31, 1995, the Company's risk-based capital ratio was 17.29%. The following table sets forth the Company's regulatory capital position as of December 31, 1995.

                                             RISK-BASED CAPITAL RATIOS
                                             --------------------------
                                               (Dollars in thousands)
                                                   Amount        Ratio
                                                  --------       -----
       Tier 1 Capital                             $ 28,102       16.04%
       Tier 1 minimum requirement                    7,008        4.00
                                                  --------       -----
       Excess                                     $ 21,094       12.04%
                                                  ========       =====

       Total Capital                              $ 30,292       17.29%
       Total Capital minimum requirement            14,016        8.00
                                                  --------       -----
       Excess                                     $ 16,276        9.29%
                                                  ========       =====

       Risk-adjusted assets                       $175,194
                                                  ========

       Leverage ratio                                            10.99%
       Leverage ratio minimum requirement                         4.00
                                                                 -----
       Excess                                                     6.99%
                                                                 =====

The leverage ratio guidelines effectively require maintenance of a minimum ratio of 4% Tier 1 capital to total assets for the most highly-rated bank holding company organizations. The leverage guidelines operate in tandem with and are in addition to the risk-based ratio requirements. At December 31, 1995, the Company's leverage ratio was 10.99%. The Company has not been advised by any regulatory agency that it is deficient with respect to the Tier 1 or the leverage ratio. Management is unaware of any current recommendations by regulatory authorities which, if implemented, would have a material adverse impact on future operating results, liquidity or capital resources.

QUARTERLY DATA

The following table sets forth unaudited data regarding the Company's operations for each quarter of 1995 and 1994. This information, in the opinion of management, includes all adjustments necessary to present fairly the Company's results of operations for such periods, consisting only of normal recurring adjustments for the periods indicated. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                            Quarter Ended
                            Dec. 31,  Sep. 30,  June 30,  Mar. 31,  Dec. 31,  Sep. 30,  June 30,  Mar. 31,
                              1995      1995      1995      1995      1994      1994      1994      1994
                            --------  --------  --------  --------  --------  --------  --------  --------
                                                (In thousands, except per share data)
Total interest income...    $5,203    $5,142    $5,313    $5,210    $4,916    $4,761    $4,455    $4,164
Total interest expense..     1,213     1,215     1,303     1,305     1,262     1,204     1,197     1,213
Net interest income.....     3,990     3,927     4,010     3,905     3,654     3,557     3,258     2,951
Provision for loan
  losses................       200       625     1,440       300       150        75        75        75
Net income..............       985       875       370       780       683       503       323       301
Earnings per share:
  Primary...............       .22       .19       .08       .18       .16       .11       .07       .07
  Fully-diluted.........       .22       .19       .08       .18       .16       .11       .07       .07

REGULATORY AGREEMENTS

On September 16, 1992 the Board of Directors of the Company entered into a memorandum of understanding with the Federal Reserve Bank of San Francisco ("FRB"). Simultaneously, the board of directors of the Bank entered into a written agreement with the FRB and a memorandum of understanding with the California State Banking Department. The boards entered into these agreements to address certain matters arising from a joint examination conducted by the FRB and the Superintendent of Banks in March, 1992. On September 7, 1994 the California State Banking Department terminated the memorandum of understanding with the Bank. On December 27, 1995 the Federal Reserve Bank terminated the memorandum with the Company and the agreement with the Bank.

EFFECTS OF INFLATION

Assets and liabilities of financial institutions are principally monetary in nature. Accordingly, interest rates, which generally move with the rate of inflation, have a potentially significant effect on the Company's net interest income. The Company attempts to limit inflation's impact on rates and net income margins through continuing asset/liability management programs.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See index to Financial Statements and Schedules included on page 36 of this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 28, 1994 the Company filed Form 8-K. Deloitte & Touche LLP, independent public accountants for Civic BanCorp since its inception in 1984, advised the Company in a letter dated April 28, 1994 that the auditor-client relationship between Deloitte & Touche LLP and the Company had ceased and the firm declined to stand for re-election.

None of Deloitte & Touche LLP reports on the financial statements of the Company for the past two years contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except for the adoption of FAS No. 109 and FAS No. 115 in the Company's 1993 Annual Report on Form 10-K.

In the Company's two most recent fiscal years and the subsequent interim period, there were no disagreements between the Company and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

In the Company's two most recent fiscal years and subsequent interim period, there has been no reportable event as described in paragraph (a) (1) (v) of Item 304 of Regulation S-K.

The Company engaged KPMG Peat Marwick LLP as its independent public accountants by letter dated June 14, 1994 between KPMG Peat Marwick LLP and the Audit Committee of the Board of Directors of the company. The Company has had no disagreements with its accountants with respect to accounting principles or practices of financial statement disclosure.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning directors and executive officers of the Company is incorporated by reference from the section entitled "Election of Directors" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 11 - EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference from the section entitled "Election of Directors - Executive Compensation" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the section entitled "Election of Directors - Security Ownership of Management" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is incorporated by reference from the section entitled "Election of Directors - Transactions with Directors and Officers" of the Company's definitive Proxy Statement to be filed within 120 days after the end of the last fiscal year.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) Financial Statement Schedule
   The following is an index of the financial statements filed in this report:

CONSOLIDATED FINANCIAL STATEMENTS
                                                                                  Page
                                                                                  ----
   Independent Auditors' Report - KPMG Peat Marwick LLP................            F-1
   Independent Auditors' Report - Deloitte & Touche LLP................            F-2
   Consolidated Balance Sheets as of December 31, 1995
   and December 31, 1994...............................................            F-3
   Consolidated Statements of Operations for the years ended
   December 31, 1995, December 31, 1994 and December 31, 1993..........            F-4
   Consolidated Statements of Changes in Shareholders' Equity for the
   years ended December 31, 1995, December 31, 1994 and
   December 31, 1993...................................................            F-6
   Consolidated Statements of Cash Flow for the years ended
   December 31, 1995, December 31, 1994 and December 31, 1993..........            F-7
   Notes to Consolidated Financial Statements..........................            F-9

Information required in the schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission either is not applicable or is shown in the Consolidated Financial Statements or Notes thereto.

   (b) Reports on Form 8-K

       No reports on Form 8-K were filed for the three months ended December 31, 1995.

   (c) Exhibits

   The exhibits listed below are filed or incorporated by reference, as part of this report pursuant to Item 601 of Regulation S-K.

                                                                                     Sequentially
                                                                                       Numbered
                                                                                         Page
                                                                                     ------------
Exhibit
Number       Exhibit
---------    --------
3.1 (5)       Restated Articles of Incorporation of the Company.............              -
3.2 (1)       Bylaws of the Company.........................................              -
3.3 (2)       Amendment to Article Five of bylaws adopted January 20, 1988..              -
3.4 (7)       Amendment to Article Four of the bylaws adopted July 15, 1992.              -
10.1 (1)*     1984 Stock Option Plan and Form of Stock Option Agreement.....              -
10.2 (2)*     Amendment to 1984 Stock Option Plan adopted November 20, 1985.              -
10.3 (3)*     Amendment No. 2 to 1984 Stock Option Plan adopted February
              18, 1988......................................................              -
10.4 (3)*     Amendment No. 3 to 1984 Stock Option Plan adopted May 7, 1988.              -
10.5 (7)*     Amendment No. 4 to 1984 Stock Option Plan adopted May 3, 1990.              -
10.6 (4)      Lease for Bank premises in San Leandro dated December 1, 1986
              between Bank and Peterson Investment Co. as lessor............              -
10.7 (6)      Lease for bank premises in Oakland dated December 21, 1989
              between Bank and Blue Cross of California as sublessor........              -
10.8 (7)      Lease for Bank premises in Fremont dated November 14, 1990 between Bank and Fremont Center Associates, a California
              general partnership, as lessor..................................            -
10.9 (8)      Lease for Bank premises in Rossmoor dated March 29, 1973
              between Wells Fargo Bank, Trustee and Rossmoor Bank & Trust.....            -

                                                                                     Sequentially
                                                                                       Numbered
                                                                                         Page
                                                                                     -----------
10.10       Lease for Bank premises in Oakland dated April 13, 1994 between
            Bank and Webster Street Partners, Ltd., a California limited partnership, as lessor...........................................
10.11       Lease for Bank premises in Walnut Creek dated April 15, 1994 between Bank and Oak Court Partners, a California general
            partnership, as lessor...........................................
10.12*(8)   Employment agreement between the Bank and Herbert C. Foster
            dated December 31, 1992..........................................             -
10.13*(9)   1994 Stock Option Plan...........................................             -
10.14(10)   Servicing Rights and Servicing Contracts Purchase Agreement dated as of September 1, 1994 between the Bank and United National
            Mortgage Corporation.............................................             -
10.15(12)   1995 Non-employee Director Stock Option Plan.....................             -
10.16(13)   CivicBank of Commerce Profit Sharing Retirement Plan
16.  (11)   Letter dated May 2, 1994 from Deloitte & Touche regarding its concurrence or disagreement with statements made on report Form
            8-K..............................................................             -
21.         List of Subsidiaries.............................................
23.1        Consent of KPMG Peat Marwick LLP as to incorporation by reference of report on financial statements in Form S-8....................
23.2        Consent of Deloitte & Touche LLP as to incorporation by reference of report on financial statements in Form S-8....................

*  Management contract, compensation plan or arrangement
______________________________________

(1) Incorporated by reference from the exhibits included with the Form S-1 Registration Statement (Registration Number 2-91493) previously filed with the Commission.
(2) Incorporated by reference from the exhibits included with the Annual Report on Form 10-K for the year ended December 31,
          1985, previously filed with the Commission.
(3) Incorporated by reference from the exhibits included with the Company's Form S-8 Registration Statement (Registration Number 33-15783) filed with the Commission on July 13, 1988.
(4) Incorporated by reference from the exhibits included with the Annual Report on Form 10-K for the year ended December 31, 1986, previously filed with the Commission.
(5) Incorporated by reference from the exhibits included with the Company's S-2 Registration Statement (Registration Number 33-31355) filed with the Commission on October 3, 1989.
(6) Incorporated by reference from the exhibits included with the Annual Report on Form 10-K for the year ended December 30, 1989, previously filed with the Commission.
(7) Incorporated by reference from the exhibits included with the Annual Report on Form 10-K for the year ended December 31, 1990, previously filed with the Commission.
(8) Incorporated by reference from the exhibits included with the Annual Report on Form 10-K for the year ended December 31, 1992, previously filed with the Commission.
(9) Incorporated by reference from the exhibits included with the Form S-8 Registration Statement (Registration Number 33-82460) previously filed with the Commission.
(10) Incorporated by reference from the exhibits included with the Form 8-K Current Report dated September 30, 1994.
(11)      Incorporated by reference from the exhibits included with the

          Form 8-K Current Report dated April 28, 1994.
(12) Incorporated by reference from the exhibits included with the Form S-8 Registration Statement (Registration Number 33-94566) previously filed with the commission.
(13) Incorapted by reference from the exhibits included with the Form S-8 Registration Statement (Registration Number 33-65309) previously filed with the commission.



SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CIVIC BANCORP

                              BY:/s/ Herbert C. Foster
                                 -------------------------------------
                                 Herbert C. Foster
                                 President and Chief Executive Officer

                              DATE: March 20, 1996
                                    --------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Herbert C. Foster                 /s/ Gerald J. Brown
-------------------------------       --------------------------------
Herbert C. Foster                     Gerald J. Brown
President                             Chief Financial Officer and
Chief Executive Officer and           Principal Accounting Officer
Director


/s/ C. Donald Carr                    /s/ David L. Cutter
-------------------------------       --------------------------------
C. Donald Carr, Director              David L. Cutter, Director


/s/ John W. Glenn                     /s/ Paul R. Handlery
-------------------------------       --------------------------------
John W. Glenn, Director               Paul R. Handlery, Director


/s/ Paul C. Kepler                    /s/ James C. Johnson
-------------------------------       --------------------------------
Paul C. Kepler, Director              James C. Johnson, Director


/s/ Edward G. Mein                    /s/ Dale D. Reed
-------------------------------       --------------------------------
Edward G. Mein, Director              Dale D. Reed, Director


/s/ Edward G. Roach                   /s/ Barclay Simpson
-------------------------------       --------------------------------
Edward G. Roach, Director             Barclay Simpson, Director

Date:  March 20, 1996
      --------------------

INDEPENDENT AUDITORS' REPORT
----------------------------


The Board of Directors
Civic BanCorp

We have audited the accompanying consolidated balance sheets of Civic BanCorp and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The accompanying consolidated statements of operations, changes in shareholders' equity, and cash flows of Civic BanCorp and subsidiary for the year ended December 31, 1993 were audited by other auditors whose report thereon dated January 26, 1994, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1995 and 1994 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Civic BanCorp and subsidiary as of December 31, 1995 and 1994, and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick LLP

January 17, 1996

INDEPENDENT AUDITORS' REPORT



To The Shareholders and Board of Directors
Civic BanCorp

We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of Civic BanCorp and Subsidiary (the "Company") for the year ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended December 31, 1993 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, during 1993 the Company changed its method of accounting for income taxes and certain investments in debt and equity securities to conform with Statements of Financial Accounting Standards No. 109 and No. 115, respectively.



Deloitte & Touche LLP
San Francisco, California
January 26, 1994

CIVIC BANCORP AND SUBSIDIARY
----------------------------

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1995 AND 1994 (In Thousands Except Shares)
--------------------------------------------------------------------------------

                                                            1995          1994
                                                          --------      --------
ASSETS
------
Cash and due from banks                                   $ 16,758      $ 13,730
Federal funds sold                                          14,800        18,000
                                                          --------      --------
  Total cash and cash equivalents                           31,558        31,730
Securities available for sale                               10,021         9,965
Securities held to maturity
  (market value of $52,163 and
  $56,914, respectively)                                    51,199        58,010
Other securities                                             1,636         1,551
Loans:
  Commercial                                                70,417        74,164
  Real estate - construction                                 4,067         5,977
  Real estate - other                                       61,752        53,715
  Installment and other                                     18,460        20,860
                                                          --------      --------
  Total loans                                              154,696       154,716
  Less allowance for loan losses                             4,960         3,216
                                                          --------      --------
  Loans - net                                              149,736       151,500
Interest receivable and other assets                         3,914         5,293
Leasehold improvements and equipment - net                   1,730         2,105
Foreclosed assets                                              770           600
Other assets held for sale                                     275           306
                                                          --------      --------
TOTAL ASSETS                                              $250,839      $261,060
                                                          ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
LIABILITIES:
Deposits:
  Noninterest-bearing                                     $ 73,149      $ 78,024
  Interest-bearing:
    Checking                                                24,791        23,388
    Money market                                            68,151        87,216
    Time and savings                                        54,007        45,203
                                                          --------      --------
  Total deposits                                           220,098       233,831
Accrued interest and other liabilities                       1,381         1,184
                                                          --------      --------
Total liabilities                                          221,479       235,015

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock no par value; authorized,
  10,000,000 shares; none issued or outstanding                  -             -
Common stock no par value; authorized,
  10,000,000 shares; issued and outstanding,
  4,488,485 and 4,447,945 shares, respectively              36,751        36,467
Retained deficit                                            (7,411)      (10,421)
Net unrealized (loss) gain on
  securities available for sale                                 20            (1)
                                                          --------      --------
Total shareholders' equity                                  29,360        26,045
                                                          --------      --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $250,839      $261,060
                                                          ========      ========

See notes to consolidated financial statements.

CIVIC BANCORP AND SUBSIDIARY
----------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(IN THOUSANDS EXCEPT SHARES AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                         1995         1994          1993
                                                      ---------    ----------    ---------
INTEREST INCOME:
Loans                                                   $15,999      $15,189       $17,040
Securities available for sale,
  securities held to maturity, and
  other securities                                        4,229        2,605         1,726
Tax exempt securities                                        10           29            74
Federal funds sold                                          630          464           185
Interest-bearing deposits with banks                          -            9            48
                                                      ---------    ---------     ---------
Total interest income                                    20,868       18,296        19,073

INTEREST EXPENSE:
Deposits                                                  5,025        4,858         6,116
Other borrowings                                             11           18           383
                                                      ---------    ---------     ---------
Total interest expense                                    5,036        4,876         6,499
                                                      ---------    ---------     ---------

NET INTEREST INCOME:                                     15,832       13,420        12,574

Provision for loan losses                                 2,565          375           825
                                                      ---------    ---------     ---------
Net interest income after
  Provision for loan losses                              13,267       13,045        11,749

NON-INTEREST INCOME:
Customer service fees                                       595          628           761
Other                                                       501          877         1,194
                                                      ---------    ---------     ---------
Total non-interest income                                 1,096        1,505         1,955

NON-INTEREST EXPENSE:
Salaries and employee benefits                            6,096        5,732         6,086
Occupancy                                                   995        1,076         1,620
Equipment                                                   881          912           943
Goodwill and core deposit amortization                      286          403           383
Data processing services                                    270          251           323
FDIC insurance                                              260          626           844
Telephone and postage                                       252          261           281
Consulting fees                                             246          336           285
Legal fees                                                  202          175           239
Marketing                                                   189          221           142
Foreclosed asset expense                                    115          619         8,689
Loss on sale of foreclosed assets                             -          355         1,503
Write-down other assets held for sale                         -           39         3,166
Other                                                     1,426        1,062         1,658
                                                      ---------    ---------     ---------
Total non-interest expense                               11,218       12,068        26,162
                                                      ---------    ---------     ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                     3,145        2,482       (12,458)

Income tax expense                                          135           25             -
                                                      ---------    ---------     ---------

INCOME (LOSS) FROM
  CONTINUING OPERATIONS                               $   3,010    $   2,457     $ (12,458)
                                                      ---------    ---------     ---------
(Continued)

CIVIC BANCORP AND SUBSIDIARY
----------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(IN THOUSANDS EXCEPT SHARES AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                  1995        1994         1993
                                                ---------   ---------    ---------
DISCONTINUED OPERATIONS:
  Loss from operations and sale
  in 1994 of discontinued
  mortgage division                                     -        (647)        (434)
                                                ---------   ---------    ---------

NET INCOME (LOSS)                               $   3,010   $   1,810    $ (12,892)
                                                =========   =========    =========

NET INCOME (LOSS) PER COMMON SHARE:
  FROM CONTINUING OPERATIONS                      $   .67     $   .55      $ (4.49)
  FROM DISCONTINUED OPERATIONS                    $     -     $  (.14)     $ (0.16)
                                                  -------     -------      -------
NET INCOME (LOSS) PER COMMON SHARE                $   .67     $   .41      $ (4.65)
                                                  =======     =======      =======

Weighted average shares outstanding
 used to compute net income
 (loss) per common share                        4,516,478   4,454,784    2,773,273
                                                =========   =========    =========

See notes to consolidated financial statements.

--------------------------------------------------------------------------------

CIVIC BANCORP AND SUBSIDIARY
----------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(In Thousands Except Shares)
--------------------------------------------------------------------------------

                                                   RETAINED
                          ....COMMON STOCK....     EARNINGS  UNREALIZED
                            SHARES      AMOUNT    (DEFICIT)  GAIN (LOSS)   TOTAL
                          ---------    -------    ---------  -----------  -------

BALANCE,
  JANUARY 1, 1993         2,505,500    $27,340         $661          -    $28,001

STOCK OPTIONS
  EXERCISED                   9,000         54            -          -         54

STOCK ISSUED              1,933,143      9,062            -          -      9,062

NET LOSS                          -          -      (12,892)         -    (12,892)

UNREALIZED GAIN ON
  SECURITIES AVAILABLE
  FOR SALE                        -          -            -    $     6          6
                          ---------    -------    ---------    -------    -------

BALANCE,
  DECEMBER 31, 1993       4,447,643     36,456      (12,231)         6     24,231

STOCK ISSUED AND
  OPTIONS EXERCISED             302         11            -          -         11

NET INCOME                        -          -        1,810          -      1,810

UNREALIZED LOSS ON
  SECURITIES AVAILABLE
  FOR SALE                        -          -            -         (7)        (7)
                          ---------    -------    ---------    -------    -------

BALANCE,
  DECEMBER 31, 1994       4,447,945     36,467      (10,421)        (1)    26,045

STOCK OPTIONS
  EXERCISED                  40,540        284            -          -        284

NET INCOME                        -          -        3,010          -      3,010

UNREALIZED GAIN ON
  SECURITIES AVAILABLE
  FOR SALE                        -          -            -         21         21
                          ---------    -------    ---------    -------    -------

BALANCE,
  DECEMBER 31, 1995       4,488,485    $36,751     $ (7,411)   $    20    $29,360
                          =========    =======     ========    =======    =======

See notes to consolidated financial statements.

--------------------------------------------------------------------------------

CIVIC BANCORP AND SUBSIDIARY
----------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                          1995        1994        1993
                                                        --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                      $   3,010   $   1,810   $ (12,892)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
  Provision for loan losses                                2,565         375         825
  Depreciation and amortization                            1,806       1,340         529
  (Gain) write-down on foreclosed assets                    (135)          2       9,130
  Write-down and loss on sale of other
     assets held for sale                                      -          39       2,666
  Loss on sale of discontinued operations                      -         200           -
  Net loss (gain) on other assets owned                       39         106        (229)
  Increase (decrease) in deferred loan fees                   57        (140)       (148)
  Other non-cash expense                                      21           -           -
Net cash provided by (used in)
  discontinued operations                                      -      14,548      (5,024)
Change in assets and liabilities net of effects
  of acquisitions:
  Decrease in interest receivable
        and other assets                                     745         923         156
  Increase (decrease) in accrued interest
        and other liabilities                                197        (675)        773
                                                        --------    --------    --------
Net cash provided by (used in) operating activities        8,305      18,528      (4,214)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                        (300)       (657)       (226)
Paydown on assets held for sale                               31          40         752
Net (increase) decrease in loans                          (1,320)     14,835      43,639
Expenditures on foreclosed assets                            (23)       (333)     (1,100)
Proceeds from sales of foreclosed assets                     450       6,780      10,992
Activity in securities held to maturity:
  Proceeds from maturing securities                       17,288      21,485      29,725
  Purchase of securities                                 (11,126)    (48,855)    (20,336)
Activity in securities available for sale:
  Proceeds from maturing securities                       10,000      30,145           -
  Purchase of securities                                 (10,007)    (29,904)          -
Proceeds from sale of mortgage division                        -       2,795           -
                                                        --------    --------    --------
Net cash (used in) provided by investing activities        4,993      (3,669)     63,446

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits                                 (13,733)     (3,667)    (83,410)
Decrease in other borrowing                                    -           -     (10,000)
Proceeds from stock issued and exercise
    of stock options                                         263          11          54
Proceeds from sale of stock,
  net of issuance costs                                        -           -       9,062
                                                        --------    --------    --------
Net cash used by financing activities                    (13,470)     (3,666)    (84,294)
(Continued)

CIVIC BANCORP AND SUBSIDIARY
----------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                           1995       1994       1993
                                                         -------    -------    -------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                          (172)    11,193    (25,062)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                                 31,730     20,537     45,599
                                                         -------    -------    -------

CASH AND CASH EQUIVALENTS AT END
  OF YEAR                                               $ 31,558    $31,730    $20,537
                                                        ========    =======    =======

OTHER CASH FLOW INFORMATION:
Cash paid for interest                                  $  4,896    $ 4,967    $ 6,770
Cash paid for income taxes                                    85          1          1

During 1995, 1994, and 1993, the Bank transferred $462,000, $1,660,000, and
$3,251,000 in loans to foreclosed assets.


See notes to consolidated financial statements.
--------------------------------------------------------------------------------

CIVIC BANCORP AND SUBSIDIARY
----------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements of Civic BanCorp and subsidiary (the Company) are prepared in conformity with generally accepted accounting principles and prevailing practices within the banking industry. The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

     Principles of consolidation - The consolidated financial statements include
     ---------------------------
     the accounts of Civic BanCorp (BanCorp) and its wholly owned subsidiary, CivicBank of Commerce (Bank). All material intercompany transactions and accounts have been eliminated in consolidation.

     Cash and cash equivalents - Cash and cash equivalents include cash on hand,
     -------------------------
     amounts due from banks and federal funds sold with maturities less than 90 days.

     Investment securities - The Company accounts for its securities in
     ---------------------
     accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115) as follows:

     Securities available for sale are held for indefinite periods of time. Management intends to use these securities as part of its asset/liability management, and may sell these securities in response to changes in interest rates and other factors. These securities are carried at market value, with unrealized gains and losses, after applicable income taxes, recorded as a separate component of shareholders' equity. Gains on the sale of securities available for sale, determined on the specific cost identification basis, are recorded in other income at the time of sale. Specific cost is determined by using historical cost adjusted for any previously recorded unrealized losses.

     Held to maturity securities are those securities which management has the ability and intent to hold to maturity. These securities are stated at cost, adjusted for amortization of premiums to call date and accretions of discount to maturity using methods approximating the interest method.

     Other securities - Other securities include stock in the Federal Reserve
     ----------------
     Bank and Federal Home Loan Bank, and are carried at the lower of cost or market.

     Loans - Loans are stated at the principal amount outstanding, reduced by
     -----
     the allowance for loan losses. Interest on loans is calculated by using the simple interest method on the daily balance of the principal amount outstanding.

     Loans are placed on nonaccrual status when principal or interest is past due for 90 days, unless the loan is well secured and in the process of collection. From the time a loan is placed on nonaccrual status, interest is recorded only when cash is received and any interest income previously accrued but not collected is reversed. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

     All nonrefundable loan origination fees and commitment fees, net of related costs, are deferred and amortized over the term of the loan, or until the loan is sold, as an adjustment to the yield of the related loan.

     Allowance for loan losses - The allowance for loan losses is established
     -------------------------
     through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Management believes the allowance for possible loan losses is adequate. While management uses available information to determine the allowance for possible losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for possible loan losses. Such agencies may require the Bank to recognize additions to the allowance for possible loan losses based on their judgements of information available to them at the time of their examination.

     The Company adopted Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 (collectively referred to as SFAS No. 114) on January 1, 1995. SFAS 114 requires entities to measure certain impaired loans based on the present value of future cash flows discounted at the loan's effective interest rate, or at the loans market value or the fair value of the collateral if the loan is secured. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. If the measurement of the impaired loan is less than the recorded investment in the loan, impairment is recognized by creating or adjusting the existing allocation of the allowance for loan losses.

     Leasehold improvements and equipment - Leasehold improvements and equipment
     ------------------------------------
     are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expenses are computed on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease terms. Costs of improvements are capitalized, and maintenance, repairs and minor improvements are expensed as incurred.

     Intangibles - Goodwill is amortized on a straight-line basis over fifteen
     -----------
     years. The portion of the acquisition cost allocated to values associated with acquired deposits is being amortized on an accelerated method over ten years. Management assesses the value of its intangibles and believes the amortized value appropriately represents the ongoing value to the Company.

     Foreclosed assets - Foreclosed assets are stated at the lower of the
     -----------------
     recorded investment in the property or its fair value minus estimated costs to sell. Immediately upon foreclosure, the value of the underlying loan is written down to the fair value of the real estate acquired by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties are included in non-interest expenses, while any rental revenues are included in non-interest income. Gains and losses on their disposition are included in non-interest income and non-interest expenses, respectively.

     Other assets held for sale - Other assets held for sale include non-
     --------------------------
     performing loans which are reported at the lower of cost or market.

     Income taxes - BanCorp and the Bank file consolidated federal income tax
     ------------
     and combined California franchise tax returns.

     On January 1, 1993, the Company adopted Statement of Financial Accounting Standards (FAS) No. 109, "Accounting for Income Taxes", which changed the accounting for income taxes from a deferred method to a liability method of computing deferred taxes. The cumulative effect of this change in accounting for income taxes prior to January 1, 1993 was not material. The 1995, 1994 and 1993 provisions for federal and state income taxes are based on taxes currently payable and deferred taxes expected to be payable in the future. Deferred taxes are recognized by applying enacted tax rates applicable to future years to temporary differences between the tax bases of existing assets and liabilities and their respective carrying values for financial reporting purposes. Deferred tax assets are subject to a valuation allowance if it is more likely than not that some of the deferred tax asset will not be realized.

     Net income (loss) per common share - Net income (loss) per common share is
     ----------------------------------
     calculated using the weighted average number of common shares and dilutive stock options outstanding during the year.

     New accounting pronouncements - In March 1995, the Financial Accounting
     -----------------------------
     Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     In May 1995, the FASB issued FAS 122, "Accounting for Mortgage Servicing Rights." This statement amends FAS 65, "Accounting for Certain Mortgage Banking Activities," to require that, for mortgage loans originated for sale, rights to service those loans be recognized as separate assets, similar to purchased mortgage servicing rights. This statement also requires that mortgage servicing rights be assessed for impairment based on the fair value of those rights.

     The Company is required to adopt FAS 121 and FAS 122 for the year ended December 31, 1996. Based on the information available as of December 31, 1995 and managements interpretation of FAS 121 and FAS 122, the statements will not have a material effect on its financial statements.

     In October 1995, the FASB issued FAS 123, "Accounting for Stock-Based Compensation." which permits a company to choose either a new fair value based method of accounting for its stock-based compensation (stock options), or the current Accounting Principles Board Opinion 25 intrinsic value based method of accounting for its stock based compensation. FAS 123 requires pro-forma disclosures of net income and earnings per share computed as if the fair value based method had been applied in financial statements of companies that continue to follow current practice in accounting for such arrangements under APB 25. The Company has decided it will not adopt the recognition provisions of FAS 123 but will adopt the disclosure requirements in 1996.

2.   SECURITIES

     The amortized cost and estimated market values of securities available for sale, securities held to maturity and other securities as of December 31, 1995 and 1994 are summarized as follows(in thousands):

                                             Securities Available for Sale
                                   Amortized    Unrealized    Unrealized     Market
                                      Cost         Gain          Loss        Value
                                   ---------    ----------    ----------    -------
     December 31, 1995:
     U.S. Treasury obligations      $ 5,005        $  6         $  -        $ 5,011
     U.S. agency securities           4,996          14            -          5,010
                                    -------        ----          ---        -------
     Total                          $10,001        $ 20            -        $10,021
                                    =======        ====          ===        =======

     December 31, 1994:
     U.S. Treasury obligations      $ 9,966        $ 22          $23        $ 9,965
                                    =======        ====          ===        =======
                                             Securities Held to Maturity
                                   Amortized    Unrealized    Unrealized     Market
                                      Cost         Gain          Loss        Value
                                   ---------    ----------    ----------    -------
     December 31, 1995:
     U.S. Treasury obligations      $10,756       $ 168       $   -         $10,924
     U.S. agency securities          40,272         786           -          41,058
     Collateralized mortgage
        obligations                     171          10            -            181
                                    -------        ----       ------        -------
     Total                          $51,199        $964            -        $52,163
                                    =======        ====       ======        =======

     December 31, 1994:
     U.S. Treasury obligations      $19,838        $  -         $242        $19,596
     U.S. agency securities          37,738           -          856         36,882
     Collateralized mortgage
        obligations                     205           -            1            204
     Municipal securities               229           3            -            232
                                    -------        ----       ------        -------
     Total                          $58,010        $  3       $1,099        $56,914
                                    =======        ====       ======        =======
                                                   Other Securities
                                   Amortized    Unrealized    Unrealized     Market
                                     Cost          Gain          Loss        Value
                                   ---------    ----------    ----------    -------
     December 31, 1995:
     Federal Reserve Bank stock      $  823        $  -         $  -         $  823
     Federal Home Loan
        Bank stock                      813           -            -            813
                                     ------        ----         ----         ------
     Total                           $1,636        $  -         $  -         $1,636
                                     ======        ====         ====         ======

     December 31, 1994:
     Federal Reserve Bank stock      $  725        $  -         $  -         $  725
     Federal Home Loan
        Bank stock                      826           -            -         $  826
                                     ------        ----         ----         ------

     Total                           $1,551        $  -         $  -         $1,551
                                     =======       ====         ====         ======

     Total securities required and pledged under state regulation to secure certain deposits and for other purposes amounted to approximately $8,979,000 and $8,975,000 at December 31, 1995 and 1994.

     The amortized cost and estimated market values of securities at December 31, 1995 and 1994 by contractual maturity are shown below (in thousands). Expected maturities will differ from contractual maturities as certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                               1995                 1994
                                         -----------------   -----------------
                                         Amortized  Market   Amortized  Market
                                           Cost     Value      Cost     Value
                                         ---------  ------   ---------  ------
     Securities available for sale:
     Within one year                     $10,001   $10,021   $ 9,966   $ 9,965
                                         =======   =======   =======   =======

     Securities held to maturity:

     Within one year                     $19,224   $19,318   $17,205   $17,085
     After one year but
       within five years                  31,804    32,664    40,600    39,624
     After five years but
       within ten years                      171       181         -         -
     Over ten years                            -         -       205       205
                                         -------   -------   -------   -------
     Total                               $51,199   $52,163   $58,010   $56,914
                                         =======   =======   =======   =======

3.   ALLOWANCE FOR LOAN LOSSES

     The activity in the allowance for loan losses for the years ended December 31, 1995, 1994 and 1993 is summarized as follows:

     (In Thousands)
                                                    1995      1994      1993
                                                   ------    ------    ------
     Balance, beginning of year                    $3,216    $4,371    $5,092
     Provision charged to expense                   2,565       375       825
     Loans charged off                             (1,416)   (2,063)   (2,218)
     Recoveries                                       595       533       672
                                                   ------    ------    ------
     Balance, end of year                          $4,960    $3,216    $4,371
                                                   ======    ======    ======

     At December 31, 1995, the recorded investment in loans considered to be impaired under FAS #114 as amended by FAS #118 was $2,859,000 all of which were on a non-accrual basis. Included in this amount was $136,000 of impaired loans for which the related allowance for loan losses is $5,000 and $2,723,000 of impaired loans which approximate the fair value of the supporting collateral and accordingly do not have an associated allowance for loan loss. For the year ended December 31, 1995, the average recorded investment in impaired loans was $3,024,000 and no interest income was recognized on impaired loans. If interest income on those loans had been accrued, such income would have approximated $244,000.

     Loans on non-accrual amounted to $3,412,000 and $1,978,000 on December 31, 1994 and 1993. If interest on these loans had been accrued, such income would have approximated $301,000 and $102,000 for the years ended

     December 31, 1994 and 1993.

4.   LEASEHOLD IMPROVEMENTS AND EQUIPMENT

     A summary as of December 31, 1995 and 1994 is as follows:

(In Thousands)
                                                      1995       1994
                                                     ------     ------
     Leasehold improvements                          $  930     $  967
     Furniture and fixtures                           1,091      1,173
     Equipment                                        2,814      2,996
                                                     ------     ------
                                                      4,835      5,136
     Less accumulated depreciation
       and amortization                               3,105      3,031
                                                     ------     ------
     Leasehold improvements and equipment, net       $1,730     $2,105
                                                     ======     ======

5.   OTHER ASSETS

     A summary of Interest receivable and other assets as of December 31, 1995 and 1994 is as follows:

     (in thousands)

                                                      1995       1994
                                                     ------     ------
     Interest receivable                             $2,191     $2,232
     Intangible assets                                1,455      2,089
     Prepaid expense and other assets                   268        972
                                                     ------     ------
     Total and interest receivable other assets      $3,914     $5,293
                                                     ======     ======

     Amortization expense relative to these intangible assets was $286,000, $403,000, and $383,000 for the years ended December 31, 1995, 1994 and 1993.


6.   DEPOSITS


     The aggregate amount of time certificates of deposit in denominations of $100,000 or more was $29,691,000, $17,619,000, and $22,516,000 at December
     31, 1995, 1994, and 1993. Interest expense incurred on certificates of deposit in denominations of $100,000 or more was $955,000, $687,000, and $1,052,000 for the years ended December 31, 1995, 1994, and 1993.

7.   STOCK OPTIONS

     BanCorp has a stock option plan which provides for incentive stock options
     (ISO) and nonqualified stock options. In 1995, the Company adopted the Non-Employee Director Stock Option Plan which reserved 110,000 shares of the 1994 stock option plan for grants to eligible directors. The plan was amended in 1994 to increase the shares available for grant to 650,000. Outstanding options for the purchase of common shares, which expire at various dates through 2005, have been granted under the plan at prices ranging from $5.25 to $14.06 per share (restated for stock dividends). These prices correspond to the market value of the stock on the dates the options were granted. The plan provides that the option vesting schedule may be established at the discretion of the plan committee on the day of grant.

     Option activity is summarized below:


                                                          Nonqualified
                                                   .....Number of Shares.....
     Shares under option at    Price per Share   1995       1994      1993
                               ---------------  -------   --------   -------
       beginning of year         $ 6.00-$8.23    24,130     27,348    37,986
     Optionsgranted              $ 6.00-$6.50    51,903     24,130    16,216
     Options exercised           $       6.50   (24,130)       -         -
     Options cancelled           $ 6.00-$8.23       -      (27,348)  (26,854)
                                                -------   --------   -------
     Shares under option at
       end of year                   $6.50       51,903     24,130    27,348
                                      ====      =======   ========   =======

     Options exercisable             $6.50       51,903     24,130    27,348
                                      ====      =======   ========   =======


                                                              ISO
                                                  .....Number of Shares.....
                               Price Per Share    1995       1994      1993
                               ---------------  -------   --------   -------
     Shares under option at
       beginning of year         $5.25-$14.06   421,058    252,402   264,972
     Options granted             $5.25-$ 7.75    18,547    362,820    81,666
     Options exercised           $5.75-$ 6.50   (16,411)      (302)   (9,000)
     Options cancelled           $5.63-$14.06   (86,753)  (193,862)  (85,236)
                                                -------   --------   -------
     Shares under option
       at end of year            $5.25-$14.06   336,441    421,058   252,402
                                 ============   =======   ========   =======
     Options exercisable         $6.00-$14.06   162,230    137,902   159,838
                                 ============   =======   ========   =======

     Shares available for future grants under the incentive stock option plan total 205,885 and 189,580 shares at December 31, 1995 and 1994. Included in the shares available for 1995 are 70,000 shares which are reserved for non-employee directors.

8.   REGULATORY MATTERS

     BanCorp is subject to regulation under the Bank Holding Company Act of 1956 and to regulation by the Federal Reserve Board. The regulations require the maintenance of cash reserve balances at the Federal Reserve Bank for transaction accounts. The average reserve requirement for the Bank was $3,311,000 and $3,514,000 for the years ended December 31, 1995 and 1994, respectively.

     BanCorp is required by the Board of Governors of the Federal Reserve System to maintain minimum risk-based capital ratios of 4.0% and 8.0% for tier one risk-based and total risk-based capital, and a minimum leverage capital ratio of 4.0%. At December 31, 1995, the BanCorp's risk-based capital ratios (16.04% for tier one risk-based capital and 17.29% for total risk-based capital) and leverage capital ratio (10.99%) were in excess of these requirements.

     On September 16, 1992, the board of directors of the Company entered into a Memorandum of Understanding (MOU) with the Federal Reserve Bank (FRB) of San Francisco. Simultaneously, the board of directors of the Bank entered into a written agreement with FRB and a memorandum of understanding with the California State Banking Department. The boards entered into these agreements to address certain matters arising from a joint examination conducted by the FRB and the Superintendent of Banks in March 1992. On September 7, 1994 the California State Banking Department terminated the memorandum of understanding with the Bank. On

     December 27, 1995, the FRB terminated the memorandum with the Bancorp and the agreement with the Bank.


9.   BENEFIT PLANS

     The Bank has a discretionary defined contribution retirement plan (the
     Plan), which covers all employees with over one year of continuous service. The Plan consists of a 401(k) salary deferral component and a profit sharing component. Under the 401(k) salary deferral component, an employee may contribute up to 12% of pretax salary to the Plan. Employer contributions to the 401(k) salary deferral component are made at the discretion of the Board of Directors.

     The profit sharing component provides for contributions of pretax profits of the Bank to all employees with one year of continuous service subject to certain eligibility requirements. The contributions to the profit sharing component are made the following year at the discretion of the Board of Directors.

     The following is a summary of the related expenses for the years ended December 31, 1995, 1994 and 1993, which are included in salaries and employee benefits

     (In Thousands)

                                                   1995    1994    1993
                                                   ----    ----    ----
     401(k) Salary deferral component              $155    $ 67    $ 67


10.  INCOME TAXES

     The provision for income taxes reflected in the consolidated statements of income for the years ended December 31, 1995, 1994 and 1993 is as follows:


     (In Thousands)

                                                   1995    1994    1993
                                                  -----   -----   -----
     Current provision (benefit):
       Federal                                    $  97   $  23   $(760)
       State                                         38       2       -
                                                  -----   -----   -----
     Total                                          135      25    (760)
     Deferred - federal                               -       -     760
                                                  -----   -----   -----
     Total                                        $ 135   $  25   $   -
                                                  =====   =====   =====

     The temporary differences and tax carryforwards which created deferred tax assets and liabilities are detailed below:

     (In Thousands)


                                                  1995      1994      1993
                                                -------   -------   -------
      Deferred tax assets:
        Loan loss and foreclosed
         asset reserves not
         currently deductible                   $ 1,542   $ 1,028   $   946
        Deferred rent                                79        72       130
        Deferred loan fees                           53        67       176
        Core deposits                               393       400         -



        Tax credits                                 455       455       193
        Book over tax depreciation                   53         -         -
        Other write-downs                           516       573         -
        Net operating loss carryforwards             82     1,939     4,803
                                                -------   -------   -------
        Total                                     3,173     4,534     6,248
                                                -------   -------   -------

      Deferred tax liabilities:
        Tax over book depreciation                    -       (20)     (143)
        Core deposits                                 -         -      (261)
        Other                                       (49)      (35)     (162)
                                                -------   -------   -------
        Total                                       (49)      (55)     (566)
                                                -------   -------   -------

      Net deferred tax asset                      3,124     4,479     5,682
      Valuation allowance                        (3,124)   (4,479)   (5,682)
                                                -------   -------   -------
      Net deferred tax asset                    $     -   $     -   $     -
                                                =======   =======   =======

     The net change in the valuation allowance for deferred tax assets was a decrease of $1,355,000 in 1995 and $1,203,000 in 1994. The net change to the valuation allowance in 1994 reflects the impact of certain adjustments arising from an Internal Revenue Service examination.

     The effective tax rate differs from the federal statutory income tax rate for the years ended December 31, 1995, 1994 and 1993 as follows:


                                                1995     1994     1993
                                               -----    -----    -----
     Federal statutory income tax rate            34 %     34 %    (34)%
     State franchise tax, less federal
       income tax effect                           -        -       (3)
     Change in valuation allowance and
       utilization of net operating losses       (30)     (33)      38
     Other permanent differences                   -        -       (1)
                                                ----     ----     ----
     Effective income tax rate                     4 %      1 %      - %
                                                ====     ====     ====

     At December 31, 1995, the Bank had approximately $1,080,000 of state net operating loss carryforwards which begin to expire in 1998. At December 31, 1995, the Bank had approximately $455,000 tax credit carryforwards which begin to expire in 2006.

     The Tax Reform Act of 1986 and the California Conformity Act of 1987 impose substantial restrictions on the utilization of net operating loss carryforwards if an "Ownership Change", as defined in the Internal Revenue Code, has occurred. Management of the Company does not believe that the changes in the ownership of the Company's stock which occurred in 1993 resulted in an "Ownership Change" under the appropriate tax laws. Should there be an ownership change, the Company's ability to utilize its operating loss carryforwards could be significantly limited.


11.  RELATED PARTY TRANSACTIONS

     Certain directors and companies with which they are associated are customers of and have banking transactions with the Bank in the ordinary course of business. It is the Bank's policy that all loans and commitments to lend to directors be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers.

     The activity is summarized as follows for the years ended
     December 31, 1995 and 1994:

     (In Thousands)

                                                        1995        1994
                                                      -------     -------
     Balance, January 1                               $ 4,777     $ 3,949
     Loan proceeds disbursed                            3,066       2,163
     Loan repayments                                   (3,619)     (1,233)
     Reductions due to changes in directors                 -        (102)
                                                      -------     -------
     Balance, December 31                             $ 4,224     $ 4,777
                                                      =======     =======


12.  COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

     The Bank is involved in legal actions arising from normal business activities. Management, upon the advice of legal counsel handling such actions, believes that the ultimate resolution of these actions will not have a material adverse effect on the financial position of the BanCorp.

     In the normal course of business, to meet the financing needs of its customers and manage its own exposure to fluctuations in interest rates, the Bank is a party to financial instruments, including commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of these instruments, which are not included in the consolidated balance sheets, are an indicator of the extent of the Company's activities in particular classes of financial instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Bank controls the credit risk of these transactions through credit approvals, limits and monitoring procedures, and generally requires collateral or other security to support commitments to extend credit. The Bank's exposure to credit loss is usually limited to amounts funded or drawn. A summary of these financial instruments at December 31, 1995 and 1994 follows:


     (In Thousands)

                                                      1995        1994
                                                     -------     -------
     Commitments to extend credit                    $88,250     $75,154
     Standby letters of credit                       $ 1,599     $ 3,142


13.  OPERATING LEASES

     BanCorp and the Bank lease their banking and office facilities under noncancelable operating leases. These leases expire from September 1996 to April 2004. Certain leases contain options to extend. Rental expense for the years ended December 31, 1995, 1994 and 1993 was $955,000, $1,026,000,
     and $1,551,000.

     Total future minimum rental payments under these operating leases at December 31, 1995 are as follows:

     (In Thousands)


     Year ending December 31:
       1996                                              $1,080


       1997                                                 948
       1998                                                 950
       1999                                                 812
       2000                                                 815
       Later years                                        2,597
                                                         ------
     Total future minimum rentals                        $7,202
                                                         ======

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     In accordance with FAS 107, "Disclosures About Fair Value of Financial Instruments", the estimated fair value amounts of financial instruments have been determined by the Bank using available market information and appropriate valuation methodologies. However, considerable judgement is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Bank could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.


     The summary of these financial instruments and their related fair values at December 31, 1995 and 1994 are as follows:


     (In Thousands):

                                                1995                   1994
                                       ----------------------  ---------------------
                                        Carrying   Estimated    Carrying  Estimated
                                         Amount    Fair Value    Amount   Fair Value
                                       ---------   ----------  ---------  ----------
     Assets:
       Cash and cash equivalents        $ 31,558    $ 31,558    $ 31,730    $ 31,730
       Securities available for sale      10,021      10,021       9,965       9,965
       Securities held to maturity        51,199      52,163      58,010      56,914
       Other securities                    1,636       1,636       1,551       1,551
       Loans                             149,736     145,940     151,500     148,937
     Liabilities:
       Noninterest-bearing deposits       73,149      73,149      78,024      78,024
       Interest-bearing deposits         146,949     146,806     155,807     155,458

     The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practical to estimate that value.

     Cash and cash equivalents - For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

     Securities available for sale, held to maturity, and other securities - The fair value of securities is based on quoted market prices, dealer quotes and prices obtained from independent pricing services.

     Loans - The fair value of performing loans is estimated by discounting the future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

     The estimated fair value of certain nonperforming loans has been determined on an individual basis, taking into account management's plans regarding potential foreclosure and subsequent sale of collateral and the borrower's plan for the continuance of principal and interest payments. Foreclosed assets are not considered financial instruments under FAS 107 and therefore are not included in the schedule above.

     Demand deposits and time deposits - The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

     Commitments to extend credit and standby letters of credit - The fair value of commitments and standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. Management estimates that there is no material difference between the notional amount and estimated fair value of commitments to extend credit and standby letters of credit.

     The Bank adopted Statement of Financial Accounting Standards No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", on December 31, 1994. Under certain circumstances, the Bank will structure variable rate loans to include embedded interest rate floors. Such floors are designed to mitigate interest rate risk to the Bank in a declining interest rate environment. As of December 31, 1995, the Bank had outstanding loans totaling $54,000,000 that were subject to interest rate floors.

15.  SALE OF THE MORTGAGE DIVISION

     In the second quarter of 1993, the Bank announced its intention to seek potential buyers of the mortgage division in San Diego, California. Net assets of the mortgage division at December 31, 1993 were $17,800,000.

     On September 30, 1994, the Bank entered into an agreement for the sale of servicing rights and related assets of its mortgage division. The sales price was $3.1 million, subject to certain post-closing contingencies related to volume and performance of the servicing portfolio.

     Included in the results of discontinued operations for 1994 is a loss on disposal of approximately $200,000 relative to such sale. Total revenues for the mortgage division were $1.7 million in 1994.

16.  FINANCIAL STATEMENTS OF CIVIC BANCORP (PARENT COMPANY ONLY)

     The condensed financial statements of Civic BanCorp (parent company only) are presented below:


     BALANCE SHEETS
     As of December 31, 1995 and 1994
     (In Thousands Except Share Amounts)

                                                          1995        1994
                                                       --------    --------
     ASSETS
     Cash (on deposit with the Bank)                   $   894     $   650



     Securities available for sale                           -          35
     Other assets                                           17          17
     Investment in Bank at equity in
      underlying net assets                             28,476      25,348
                                                       -------     -------
     Total assets                                      $29,387     $26,050
                                                       =======     =======

     LIABILITIES AND SHAREHOLDERS' EQUITY

     Liabilities                                       $    27     $     5
     Shareholders' equity                               29,360      26,045
                                                       -------     -------

     Total liabilities and
      shareholders' equity                             $29,387     $26,050
                                                       =======     =======

     STATEMENTS OF INCOME
     For the Years Ended December 31, 1995, 1994 and 1993

                                              1995       1994        1993
                                            --------   --------   --------
     Interest income                        $     60   $     16   $     14
     Less administration expense                 135         93        104
                                            --------   --------   --------
     Loss from operations                        (75)       (77)       (90)

     Equity in income (loss)
       of Bank                                 3,085      2,534    (12,368)

     Equity in (loss) income
       of discontinued operations                  -       (647)      (434)
                                            --------   --------   --------
     Net income (loss)                      $  3,010   $  1,810   $(12,892)
                                            ========   ========   ========

     STATEMENTS OF CASH FLOWS
     for the Years Ended December 31, 1995, 1994 and 1993

                                              1995       1994       1993
                                            -------    -------    -------
     Cash flows from operating
       activities:
      Net income (loss)                     $ 3,010    $ 1,810   $(12,892)
      Adjustments to reconcile net
       income (loss) to cash (used in)
       provided by operating activities:
       Equity in net (income) loss
         of Bank                             (3,085)    (1,887)    12,802
       Gain on sale of securities
         available for sale                     (33)         -          -
       Other non-cash expense                    21          -          -
       Change in assets and liabilities          22       (111)        97
                                            -------    -------   --------
     Net cash (used in) provided by
      operating activities                      (65)      (188)         7

     Cash flows from investing
       activities:
      Proceeds from sale of securities
       available for sale                        46          -          -
      Capital contribution to Bank                -          -     (8,900)
                                            -------    -------   --------
     Cash used by investing activities           46          -     (8,900)
                                            -------    -------   --------


     Cash flows from financing
       activities:
      Proceeds from stock sale, net               -          9      9,062
      Proceeds from exercise of stock
       options                                  263          2         54
                                            -------    -------   --------
     Net cash provided by
       financing activities                     263         11      9,116
                                            -------    -------   --------

     Net (decrease) increase in cash            244       (177)       223

     Cash at beginning of year                  650        827        604
                                            -------    -------   --------
     Cash at end of year                    $   894    $   650   $    827
                                            =======    =======   ========
