Form 10-Q
period 1996-03-31
CIVIC BANCORP
filed 1996-05-13
CIK 747205

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                  Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934


For the Quarter Ended                              Commission file number
   March 31, 1996                                            0-13287
- ------------------------                           ----------------------

                                 CIVIC BANCORP
          -----------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

      California                                              68-0022322
- -------------------------                                  ----------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                          Identification No.)

                2101 Webster Street, Oakland, California 94612
               ------------------------------------------------
              (Address of principal executive offices) (Zip Code)


Registrant's telephone number,
   including area code:                                       (510) 836-6500
                                                            ------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X       No
                            -----       -----

Indicate the number of shares outstanding of each of the
registrant's classes of common stock, as of April 30, 1996:   4,514,203

The total number of pages in this form is  19
                                          ----

The index of exhibits appears on page  18
                                      ----

                                 CIVIC BANCORP
                                      AND
                                  SUBSIDIARY

Index to Form 10-Q                                                 Page Number
                                                                   -----------
PART I. Item 1.       Financial Statements

                      Consolidated Balance Sheets
                      March 31, 1996, March 31, 1995
                      and December 31, 1995                         3

                      Consolidated Statements of Operations -
                      Three Months Ended March 31, 1996 and
                      March 31, 1995                                4

                      Consolidated Statements of Cash Flows -
                      Three Months Ended March 31, 1996 and
                      March 31, 1995                                5

           Item 2.    Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                    6

PART II.              Other Information                            18

SIGNATURES                                                         19

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                   CIVIC BANCORP AND SUBSIDIARY
                                   ----------------------------
                                   CONSOLIDATED BALANCE SHEETS
                                   ---------------------------

(In thousands except shares)
                                                     March 31    March 31   December 31
                                                       1996        1995        1995
                                                     ---------  ----------  -----------
ASSETS
- ------
Cash and due from banks                                $13,465     $13,578     $16,758
Federal funds sold                                       8,850      32,000      14,800
                                                     ---------  ----------  ----------
   Total cash and cash equivalents                      22,315      45,578      31,558
Securities available for sale                            7,908      10,123      10,021
Securities held to maturity
  (market value of $49,030, $54,729
   and $52,163, respectively)                           48,539      54,923      51,199
Other securities                                         1,576       1,509       1,636
Loans:
  Commercial                                            76,600      69,168      70,417
  Real estate-construction                               3,934       4,177       4,067
  Real estate-other                                     55,887      56,364      61,752
  Installment and other                                 17,067      19,704      18,460
                                                     ---------  ----------  ----------
  Total loans                                          153,488     149,413     154,696
Less allowance for loan losses                           5,076       3,242       4,960
                                                     ---------  ----------  ----------
  Loans - net                                          148,412     146,171     149,736
Interest receivable and other assets                     3,825       4,464       3,914
Leasehold improvements and equipment - net               1,656       2,011       1,730
Foreclosed assets                                          712         795         770
Other assets held for sale                                 275         306         275
                                                     ---------  ----------  ----------
TOTAL ASSETS                                          $235,218    $265,880    $250,839
                                                     ========= ===========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
LIABILITIES
Deposits:
  Noninterest-bearing                                  $64,257     $74,761     $73,149
  Interest-bearing:
    Checking                                            21,971      22,237      24,791
    Money market                                        71,250      92,817      68,151
    Time and savings                                    45,376      47,546      54,007
                                                     ---------  ----------  ----------
  Total deposits                                       202,854     237,361     220,098
Accrued interest payable and other liabilities           1,952       1,653       1,381
                                                     ---------  ----------  ----------
Total liabilities                                      204,806     239,014     221,479

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock no par value; authorized,
   10,000,000 shares; none issued or outstanding            -           -           -
Common stock no par value; authorized,
   10,000,000 shares; issued and outstanding,
   4,514,203, 4,447,945 and 4,488,485 shares            36,914      36,467      36,751
Retained deficit                                        (6,486)     (9,641)     (7,411)
Net unrealized (loss) gain on securities
   available for sale                                      (16)         40          20
                                                     ---------  ----------  ----------
Total shareholders' equity                              30,412      26,866      29,360
                                                     ---------  ----------  ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $235,218    $265,880    $250,839
                                                     =========  ==========  ==========


                               CIVIC BANCORP AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                          -------------------------------------

(In thousands except shares and per share amounts)
                                                              Three Months Ended March 31,
                                                              -----------------------------
                                                                  1996             1995
INTEREST INCOME:                                              ------------      -----------
Loans                                                               $4,132           $3,985
Securities available for sale, securities
  held for investment and other securities                             933            1,048
Tax exempt securities                                                    3                4
Federal funds sold                                                      24              174
                                                              ------------      -----------
Total interest income                                                5,092            5,211

INTEREST EXPENSE:
Deposits                                                             1,122            1,305
Other borrowing                                                         14               -
                                                              ------------      -----------
Total interest expense                                               1,136            1,305
                                                              ------------      -----------
NET INTEREST INCOME                                                  3,956            3,906
Provision for loan losses                                              225              300
                                                              ------------      -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  3,731            3,606
                                                              ------------      -----------

NONINTEREST INCOME:
Customer service fees                                                  135              147
Other                                                                   44               43
                                                              ------------      -----------
Total noninterest income                                               179              190

NONINTEREST EXPENSE:
Salaries and employee benefits                                       1,534            1,532
Occupancy                                                              249              248
Equipment                                                              214              223
Goodwill and core deposit amortization                                  64               72
Data processing services                                                64               71
FDIC insurance                                                           1              126
Telephone and postage                                                   56               65
Consulting fees                                                         60               90
Legal fees                                                              45               34
Marketing                                                               55               58
Foreclosed asset expense                                                80               50
Other                                                                  368              412
                                                              ------------      -----------
Total noninterest expense                                            2,790            2,981
                                                              ------------      -----------

INCOME BEFORE INCOME TAXES                                           1,120              815
Income tax expense                                                     195               35
                                                              ------------      -----------
NET INCOME                                                          $  925           $  780
                                                              ============      ===========

NET INCOME PER COMMON SHARE                                          $0.20            $0.18
                                                              ============      ===========

Weighted average shares outstanding used
  to compute net income per common share                         4,569,171        4,448,033
                                                              ============      ===========

                          CIVIC BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (In thousands)


                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                              1996            1995
                                                            ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $   925         $   780
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Provision for loan losses                                    225             300
    Depreciation and amortization                                239             311
    Write-down of foreclosed assets                               58              20
    (Decrease) increase in deferred loan fees                    (42)              2
  Change in assets and liabilities:
    Decrease in interest receivable and other assets              24             757
    Increase in accrued interest payable
      and other liabilities                                      571             469
                                                            --------         -------
Net cash provided by operating activities                      2,000           2,639

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                           (80)            (63)
  Net decrease in loans                                        1,141           4,565
  Expenditures on foreclosed assets                               -              (29)
  Proceeds from sales of foreclosed assets                        -              276
  Activities in securities held to maturity:
    Proceeds from maturing securities                          5,067           6,062
    Purchases of securities                                   (2,290)         (3,025)
  Activities in securities available for sale:
    Proceeds from maturing securities                          5,000           5,000
    Purchases of securities                                   (3,000)         (5,107)
                                                            --------         -------
Net cash provided by investing activities                      5,838           7,679

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                          163              -
Net (decrease) increase in deposits                          (17,244)          3,530
                                                            --------         -------
Net cash (used in) provided by financing activities          (17,081)          3,530
                                                            --------         -------

Net (decrease) increase in cash and cash equivalents          (9,243)         13,848

Cash and cash equivalents at beginning of period              31,558          31,730
                                                            --------         -------
Cash and cash equivalents at end of period                   $22,315         $45,578
                                                            ========         =======

Cash paid during year for:
  Interest                                                   $ 1,184         $ 1,282
                                                             =======         =======
  Income taxes                                               $    30               -
                                                             =======         =======

Supplemental schedule of non-cash investing activity:
  Loans transferred to foreclosed assets                           -         $   462


CIVIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 The unaudited consolidated financial statements of Civic Bancorp and subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q. In the opinion of management, all necessary adjustments have been made to fairly present the financial position, results of operations and cash flows for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations and cash flows are not necessarily indicative of those expected for the complete fiscal year. Net income per common share computed on a primary and fully diluted basis is substantially the same.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

Overview

For the three months ended March 31, 1996, the Company reported net income of $925,000, or $.20 per share compared to a net income of $780,000 or $.18 per share for the same period of the prior year. The annualized return on average assets was 1.57% for the three months ended March 31, 1996 compared to 1.23% for the same period of the prior year. The annualized return on average shareholders' equity for the three months ended March 31, 1996 and 1995 was 12.37% and 11.79%, respectively.

RESULTS OF OPERATIONS

Net interest income for the three months ended March 31, 1996 was $4.0 million, increasing $50,000 or 1.3% from net interest income of $3.9 million for the same period in 1995. Net interest income was consistent with the prior year as the positive impacts of a more favorable mix of earning assets and a decrease in the volume of interest bearing liabilities were offset by the negative impact of a decrease in the volume of earning assets.

Total interest income for the first three months of 1996 equaled $5.1 million, a decrease of $119,000 from interest income earned in the same period in 1995. The decrease in total interest income was attributed to the decrease in total average earning assets which was partially offset by a shift in earning assets to higher yielding loans from Federal funds sold and investment securities. Average earning assets decreased $14.3 million or 6.1% to $218.7 million for the first quarter of 1996 from $233.0 million for the same period of the prior year. Offsetting the decline in earning assets was an increase in the average loan volume of $7.6 million which has a higher rate of return than that of Federal fund sold and securities.

Total interest expense for the first three months of 1996 equaled $1.1 million and decreased 13.0% from the $1.3 million for the three months ended March 31, 1995 due to a decline of $21.9 million or 13.7% in the volume of interest bearing liabilities.

The net interest margin increased 47 basis points to 7.27% for the first quarter of 1996 from 6.80% for the same period of the prior year. The increase in the margin is primarily attributed to the shift in earning assets to higher yielding loans, as previously discussed, and a shift in the proportion of total assets funded by interest-free liabilities. The proportion of total assets funded by demand deposits and capital increased to 41.3% for the first quarter of 1996 from 37.0% for the first quarter of 1995. Conversely, the proportion of total assets funded by interest-bearing liabilities decreased to 58.7% from 63.0% from the same period, respectively.

The following table presents an analysis of the components of net interest income for the three month periods ended March 31, 1996 and 1995.


                                                               Three months ended March 31,
                                             ----------------------------------------------------------------------
                                                           1996                             1995
                                             ---------------------------------    ---------------------------------
                                                         Interest       Rates                  Interest      Rates
                                              Average     Income/      Earned/      Average     Income/     Earned/
                                              Balance    Expense/2/     Paid        Balance    Expense/2/     Paid
                                             ---------  -----------   --------     ---------  -----------   --------
ASSETS
Securities available for sale               $  6,162     $    90        9.86%     $ 11,508     $  169       5.97%
Securities held for investment:
  U.S. Treasury securities                     10,747         164        6.14%       14,603        186       5.16%
  U.S. Government agencies                     38,411         649        6.80%       39,834        649       6.61%
  Municipal securities/1/                         333           3        4.08%          228          4       6.39%
Commercial paper                                  483           7        5.85         1,422         21       6.07%
Other securities                                1,623          23        5.69%        1,558         23       5.93%
Federal funds sold and securities
  purchased under agreements to resell          1,819          26        5.40%       12,290        174       5.66%
Loans:/2/,/3/
  Commercial                                   76,470       2,025       10.65%       70,302      1,940      11.19%
  Real estate-construction                      3,976         104       10.47%        5,938        130       8.87%
  Real estate-other                            61,515       1,872       10.28%       59,161      1,398      10.28%
  Installment and other                        17,151         431       10.10%       20,153        517      10.40%
                                             ---------    --------     --------    ---------   --------     -------
  Total Loans                                 159,112       4,132       10.45%      151,554      3,985      10.66%
                                             ---------    --------     --------    ---------   --------     -------
    Total Earning Assets                      218,710       5,092        5.36%      232,997      5,211       9.07%
Cash and due from banks                        15,558                                15,989
Leasehold improvements and equipment - net      1,703                                 2,047
Interest receivable and other assets            3,598                                 4,996
Foreclosed assets                                 758                                   997
Assets held for sale                              275                                   306
Less allowance for loan loss                   (5,062)                                3,260
                                             ---------                             ---------
TOTAL ASSETS                                 $235,540                              $254,072
                                             =========                             =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Interest bearing:
    Checking                                 $ 22,396          52        0.94%     $ 22,170         69        1.26
    Money market                               72,486         557        3.14%       88,750        721        3.29
    Time and savings                           43,284         513        4.77%       19,172        515        4.25
    Other borrowed funds                          995          14        5.64%            -          -           -
                                             ---------    --------     --------    ---------   --------     -------
Total interest bearing liabilities            138,161       1,136        3.31%      160,092      1,305        3.20
Demand deposits                                65,624                                66,049
Other liabilities                               1,844                                 1,462
Shareholders' equity                           29,911                                26,649
                                             ---------                             ---------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                       $235,540                              $254,072
                                             =========                             =========

Net Interest Income                                        $3,956                               $3,906
                                                          ========                             ========
Net Interest Margin                                                     7.27%                                6.80%
                                                                      ========                              =======
- -----------------

(1) Tax-exempt interest income has not been adjusted to a fully taxable equivalent basis.
(2) Non-performing loans have been included in the average loan balances. Interest income is included on non-accrual loans only to the extent cash payments have been received.
(3) Interest income includes loan fees on commercial loans of $105,000 and $112,000 for March 31, 1996 and 1995, respectively; fees on real estate loans of $126,000 and $79,000 for March 31, 1996 and 1995, respectively; and fees on installment and other loans of $8,000 and $5,000 for March 31, 1996 and 1995, respectively.

The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the three month period ended March 31, 1996.


              Analysis of Changes in Interest Income and Expense
                     Increase (Decrease) Due to Change in
                                1996 over 1995

                                Volume 1    Rate 2    Total
                               ---------   --------  -------
                                      (In thousands)

Increase (decrease) in interest
  income:
Securities available for sale    $ (77)     $ (2)     $ (79)
Securities held to maturity:
  U.S. Treasury securities         (48)       26        (22)
  U.S. government agency           (18)       18          0
  Municipal securities               1        (2)        (1)
  Commercial paper                 (14)        0        (14)
Other securities                     1        (1)         0
Federal funds sold                (149)       (1)      (150)
Loans:
  Commercial                       187      (102)        85
  Real estate-construction         (42)       16        (26)
  Real estate-other                174         0        174
  Installment and other            (74)      (12)       (86)
                               ---------   --------  -------
 Total Loans                       245       (98)       147
                               ---------   --------  -------
Total increase (decrease)        $ (59)    $ (60)     $(119)
                               ---------   --------  -------

(Increase) decrease in interest
  expense:
Deposits:
  Interest bearing checking       $ (1)    $  18      $  17
  Money market                     136        28        164
  Savings and time                  58       (56)         2
Other borrowed funds               (14)        0        (14)
                               ---------   --------  -------
Total increase (decrease)        $ 179     $ (10)     $ 169
                               ---------   --------  -------

Total change in net interest
  income                          $120     $ (70)     $  50
                               =========   ========  =======



(1) Changes not solely attributed to rate or volume have been allocated to volume.
(2) Loan fees are reflected in rate variances.
(3) Tax-exempt interest income has not been adjusted to a fully taxable equivalent basis.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 1996 was $225,000, a decrease of $75,000 or 25.0% from the three months ended March 31, 1995. The amount of the provision was reduced due to a decline in the level of net loan charge-offs.

Non-Interest Income

Non-interest income for the three months ended March 31, 1996 was $179,000, a decrease of $11,000 or 5.79% from the three months ended March 31, 1995. The decrease in customer service fees is attributed to the decline in deposits.

Non-Interest Expense

Non-interest expense totaled $2.8 million and $3.0 million for the three months ended March 31, 1996 and 1995, respectively. FDIC assessments declined $125,000 or 99.2% for the first quarter of 1996 as compared to the prior year due to declines in the assessment rates. The Company reduced the volume of external marketing consulting in 1996 from 1995 which reduced the level of consulting expenses.

For the three months ended March 31, 1996 the Company recorded a write-down on one foreclosed property of $50,000 and incurred $30,000 in expenses associated with managing, maintaining and liquidating foreclosed assets compared to a write-down of $20,000 and expenses of $30,000 for the three months ended March 31, 1995.

The following table summarizes the significant components of noninterest expense for the dates indicated.

                                                          Quarter Ended March 31   Dollar     %
(Dollars in thousands)                                     1996      1995          Change   Change
                                                        ---------  --------        ------   -------
Salaries and employee benefits...........                  $1,534    $1,532            $2       0.1%
Occupancy...............................                      249       248             1       0.4%
Equipment...............................                      214       223            (9)     -4.0%
Goodwill and core deposit amortization..                       64        72            (8)    -11.1%
Data processing services................                       64        71            (7)     -9.9%
FDIC insurance..........................                        1       126          (125)    -99.2%
Telephone and postage...................                       56        65            (9)    -13.8%
Consulting fees.........................                       60        90           (30)    -33.3%
Legal fees..............................                       45        34            11      32.4%
Marketing...............................                       55        58            (3)     -5.2%
Foreclosed asset expenses...............                       80        50            30      60.0%
Other...................................                      368       412           (44)    -10.7%
                                                        ---------  --------        ------   -------
TOTAL NONINTEREST EXPENSE...............                   $2,790    $2,981         ($191)     -6.4%
                                                        =========  ========        ======   =======

Provision for Income Taxes

At December 31, 1995 the Company had approximately $1.1 million of state net operating loss carryforwards which begin to expire in 1998 and $455,000 of tax credit carryforwards which begin to expire in 2006. Due to the utilization of such carryforwards, the Company recorded a provision for income taxes of $195,000 for Federal and state alternative minimum taxes for the three months ended March 31, 1996.

FINANCIAL CONDITION

Loans

Average loans increased $7.6 million or 4.9% to $159.1 million for the three months ended March 31, 1996 from $151.6 million for the same period in 1995. The increase in average loans is attributed to an improving economic environment and an overall increase in loan demand.

Real estate construction loans as a percentage of total loans outstanding were 2.6% at March 31, 1996 compared to 2.8% at March 31, 1995. The relatively low level of real estate construction loans reflects management's decision to curtail real estate construction loan commitments because the risks associated with real estate construction loans are generally considered to be higher than risks associated with other forms of lending.

Other real estate loans consist of mini-perm loans and land acquisition loans which are primarily owner-occupied and are generally granted based on the rental or lease income stream generated by the property. The decline in the real estate-other category from December 31, 1995 to March 31, 1996 is due to the pay-off of one large loan.

The following table sets forth the amount of loans outstanding in each category and the percentage of total loans outstanding for each category as of the date indicated.


                                            March 31              Dec. 31              March 31
                                       -----------------     ------------------     ----------------
                                              1996                  1995                 1995
                                       -----------------     ------------------     ----------------
                                        Amount    Percent     Amount    Percent      Amount   Percent
                                       ---------  -------    --------   --------    --------  -------
                                                             (Dollars in thousands)
Commercial......................        $ 76,600    49.9%     $ 70,417    45.5%    $ 69,168    46.3%
Real estate - construction......           3,934     2.6%        4,067     2.6%       4,177     2.8%
Real estate - other.............          55,887    36.4%       61,753    39.9%      56,364    37.7%
Installment and other...........          17,067    11.1%       18,460    11.9%      19,704    13.2%
                                       ---------  -------    ---------  --------    --------  -------
  TOTAL.........................        $153,488   100.0%     $154,696   100.0%    $149,413   100.0%
                                       =========  =======    ========== =======     ========  ======


Foreclosed Assets

Foreclosed assets totaled $712,000 at March 31, 1996, a decrease of $83,000 or 10.4% from March 31, 1995, and consist of two parcels of raw land and one finished lot.

Non-Performing Assets

The following table provides information with respect to the Company's past due loans and components of non-performing assets at the dates indicated.

                                                              March 31  Dec. 31     March 31
                                                               1996      1995         1995
                                                             --------   -------     --------
                                                                (Dollars in thousands)
Loans 90 days or more past due and still accruing....         $  497     $  325       $  367
Non-accrual loans....................................          2,920      2,859        2,979
Other assets held for sale...........................            275        275          306
Foreclosed assets....................................            712        770          795
                                                             --------   -------     --------
  Total non-performing assets........................         $4,404     $4,229       $4,447
                                                             ========   =======     ========

Non-performing assets to period end loans,
  other assets held for sale plus foreclosed
  assets                                                       2.85%      2.70%        2.95%
                                                            ========    ========    ========

At March 31, 1996, the recorded investment in loans considered to be impaired under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by Statement of Financial Accounting Standards No. 118 was $2,920,000 all of which were on a non-accrual basis. Included in this amount was $97,000 of impaired loans for which the related allowance for loan losses was $77,000 and $2,823,000 of impaired loans which approximate the fair value of the supporting collateral and accordingly do not have an associated allowance for loan loss. For the quarter ended March 31, 1996, the average recorded investment in impaired loans was $2,950,000 and no interest income was recognized on impaired loans. If interest income on those loans had been recognized, such income would have approximated $111,000.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that management of the Company considers to be adequate for losses that can be reasonably anticipated in relation to the risk of future losses inherent in the loan portfolio. The allowance is increased by charges to operating expenses and reduced by net charge-offs.

In assessing the adequacy of the allowance for loan losses, management relies on its ongoing review of the loan portfolio to identify potential problem loans in a timely manner, ascertains whether there are probable losses which must be charged off and assesses the aggregate risk characteristics of the portfolio. Factors which influence management's judgment include the impact of forecasted economic conditions, historical loan loss experience, the evaluation of risks which vary with the type of loan, creditworthiness of the borrower and the value of the underlying collateral. Management believes the allowance for loan losses was adequate at March 31, 1996.

The following table summarizes the changes in the allowance for loan losses for the periods indicated:


                                               Three months      Year     Three Months
                                                   Ended         Ended        Ended
                                                  3-31-96      12-31-95     3-31-95
                                               ------------    --------   ------------
                                                        (Dollars in thousands)
Balance, at beginning of period..........         $4,960        $3,216       $3,216
Charge-offs:
  Commercial.............................             95           188           50
  Real estate - construction.............              -           884          345
  Real estate - other....................             50            33            -
  Installment and other..................              9           310           58
                                               ------------    --------   ------------
    Total charge-offs....................            154         1,415          453
Recoveries:
  Commercial.............................             26           336          140
  Real estate - construction.............              2           144            -
  Real estate - other....................             15            34            -
  Installment and other..................              2            80           30
                                               ------------    --------   ------------
    Total recoveries.....................             45           594          179
                                               ------------    --------   ------------
Net charge-offs..........................            109           821          274
Provision charged to operations..........            225         2,565          300
                                               ------------    --------   ------------
Balance, at end of period................         $5,076        $4,960       $3,242
                                               ============    ========   ============

Ratio at net charge-offs to average
  loans (annualized)).....................           0.27%         0.55%        0.72%
                                               ============    ========   ============

Allowance at period end to total loans
  outstanding............................           3.31%         3.21%        2.17%
                                               ============    ========   ============


The balance in the allowance for loan losses at March 31, 1996 was $5.1 million or 3.31% of total loans compared to $3.2 million or 2.17% at March 31, 1995.

Potential Problem Loans

At March 31, 1996 there were no loans which represented material credits about which management has serious doubts as to the ability of the borrowers to comply with the original terms and conditions.

At March 31, 1996 there were no loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed in the discussion above that (i) represented or resulted from trends or uncertainties which management anticipated would have a material impact on future operating results, liquidity, capital resources or (ii) represented material credits about which management was aware of information that would cause serious doubt as to the ability of the borrower to comply with the loan repayment terms.

Investment Portfolio

The Company's investment portfolio is used primarily for liquidity purposes and secondarily for investment income. The portfolio is primarily composed of U.S. Treasury and U.S. government agency instruments and investment grade municipal obligations. The total of securities available for sale and held to maturity declined $4.8 million as funds provided by maturing securities were used to accommodate deposit withdrawals.

The table below summarizes the book value and estimated market values of the Company's portfolio of securities held to maturity, securities available for sale and other securities.

                                             March 31, 1996          December 31, 1995
                                            ------------------      --------------------
                                              Bank       Market        Book        Market
                                              Value      Value         Value       Value
                                            --------     -------      -------     -------
                                                           (Dollars in thousands)
SECURITIES HELD TO MATURITY:
  U.S. Treasury securities.............      $10,787     $10,831      $10,756     $10,924
  U.S. government agencies and
    corporation........................       35,162      35,670       40,272      41,058
  Municipal securities.................        2,425       2,357          171         181
  Collateralized mortgage obligations..          165         172           -           -
                                            --------     -------      -------     -------
    TOTAL..............................      $48,539     $49,030      $51,199     $52,163
                                            ========     =======      =======     =======
SECURITIES AVAILABLE FOR SALE:
  U.S. Treasury securities.............      $     -     $     -       $5,005      $5,011
  U.S. government agencies and
    corporation........................        7,924       7,908        4,996       5,010
                                            --------     -------      -------     -------
    TOTAL..............................       $7,924      $7,908      $10,001     $10,021
                                            ========     =======      =======     =======


Deposits

For the three months ended March 31, 1996 average deposits totaled $202.8 million, a decrease of $23.4 million or 10.3% from $226.1 million for the same period in 1995. Management attributes the decline in deposits, particularly money market deposits, to increased competition from and availability of nondeposit products such as mutual funds.

For the three months ended March 31, 1996, average demand deposits totaled $65.6 million, a decrease of $425,000 or 0.6% from the same period in 1995. Average demand deposits as a percentage of total deposits increased to 32.4% for the first quarter of 1996 from 29.2% for the same period of the prior year. Average interest-bearing deposits decreased $22.9 million or 14.3% for the three months ended March 31, 1996 from the same period in 1995. Average interest-bearing deposits comprised 67.6% of average total deposits for the three months ended March 31, 1996 and 70.8% of average total deposits for the three months ended March 31, 1995.

The table below sets forth information regarding the Bank's average deposits by amount and percentage of total deposits for the three months ended March 31, 1996 and 1995.

                                              Average Deposits
                             ---------------------------------------------
                                        Three Months Ended March 31,
                             ---------------------------------------------
                                      1996                     1995
                             ----------------------   ---------------------
                               Amount    Percentage     Amount   Percentage
                             ---------   ----------   ---------  ----------
Demand accounts.............  $ 65,624      32.4%     $ 66,049     29.2%
Interest-bearing checking...    22,396      11.0%       22,170      9.8%
Money market................    71,486      35.3        88,750     39.2%
Savings and time............    43,284      21.3%       49,172     21.7%
                              --------     -----      --------    -----
     Total..................  $202,790     100.0      $226,141    100.0%
                              ========     =====      ========    =====


Certificates of deposit over $100,000 are generally considered a higher cost and less stable form of funding than lower denomination deposits and may represent a greater risk of interest rate and volume volatility than small retail deposits. Time certificates of $100,000 or more at March 31, 1996 had the following schedule of maturities:


                                                   (In thousands)
                                                   --------------
Three months or less....................               $17,104
After three months through six months...                 2,637
After six months through twelve months..                 1,404
After twelve months.....................                   455
                                                   --------------
    Total...............................               $21,600



LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity management refers to the Bank's ability to acquire funds to meet loan demand, fund deposit withdrawals and to service other liabilities.

Cash and cash equivalents declined $9.2 million at March 31, 1996 from December 31, 1995 as the cash flows required for financing activities exceeded the funds provided by operating and investing activities. Cash and cash equivalents of $17.1 million were required to accommodate deposit withdrawals which were partially funded by a combination of operating activities, which provided $2 million of cash and cash equivalents, and investing activities, principally maturing loans and maturing securities, which provided $5.8 million of cash and cash equivalents.

To augment liquidity, the Bank has informal Federal funds borrowing arrangements with correspondent banks totaling $24.0 million and maintains a credit arrangement with the

Federal Reserve Bank of San Francisco for open window borrowing. At March 31, 1996 the Bank had no outstanding borrowings against these arrangements. Additionally, at March 31, 1996, unpledged government securities that are available to secure additional borrowing in the form of reverse repurchase agreements totaled approximately $48.5 million. At March 31, 1996 the Bank had no reverse repurchase agreements.

The Bank is a member of the Federal Home Loan Bank of San Francisco and through membership has the ability to pledge qualifying collateral for short term (up to six months) and long term (up to five years) borrowing. At March 31, 1996 there were no outstanding advances.

The liquidity position of the Company may be expressed as a ratio defined as (a) cash, Federal funds sold, other unpledged short term investments and marketable securities, including those maturing after one year, divided by (b) total assets less pledged securities. Using this definition at March 31, 1996, the Company had a liquidity ratio of 31.8% as compared to 40.2% at March 31, 1995.


Capital Resources

Total shareholders' equity increased to $30.4 million at March 31, 1996 from $29.4 million at December 31, 1995 reflecting retained income of $925,000 for the first quarter of 1996 and $163,000 resulting from the exercise of employee stock options.

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

At March 31, 1996 the Company's risk-based capital ratio was 18.27%. The following table presents the Company's risk-based capital and leverage ratios as of March 31, 1996 and December 31, 1995.

                                        RISK-BASED CAPITAL RATIOS
                                   --------------------------------------
                                          (Dollars in thousands)
                                    March 31, 1996     December 31, 1995
                                   ----------------   -------------------
                                    Amount    Ratio      Amount     Ratio
                                   -------   ------     -------    ------
Company Capital Ratios:
Tier 1 Capital...............      $29,234   17.02%     $28,102    16.04%
Tier 1 minimum requirement...        6,871    4.00%       7,008     4.00%
                                   -------   ------     -------    ------
Excess.......................      $22,363   13.02%     $21,094    12.04%
                                   =======   ======     =======    ======

Total Capital................      $31,381   18.27%      $30,29    17.29%
Total Capital minimum
  requirement................       13,742    8.00%      14,016     8.00%
                                   -------   ------      ------    ------
Excess.......................      $17,639   10.27%     $16,276     9.29%
                                   =======   ======     =======    ======

Risk-adjusted assets              $171,777             $175,194
                                   =======              =======

Leverage ratio...............                12.17%                10.99%
Leverage ratio minimum.......                 4.00%                 4.00%
                                             ------                ------
Leverage ratio excess........                 8.17%                6.99%
                                            =======              =======

       PART II. OTHER INFORMATION

       Item 1.  Legal Proceedings - None

       Item 2.  Changes in Securities - None

       Item 3.  Defaults Upon Senior Securities - None

       Item 4.  Submission of Matters to a Vote of Security Holders - None

       Item 5.  Other Information - None

       Item 6.  Exhibits and Reports on Form 8-K - None

SIGNATURES
- ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.



                                      CIVIC BANCORP
                                      -------------
                                      (Registrant)



Date: May 9, 1996                   By:  /s/ Herbert C. Foster
- -----------------                      ----------------------------
                                       Herbert C. Foster
                                       President
                                       Chief Executive Officer