Form 10-Q
period 1996-06-30
CIVIC BANCORP
filed 1996-08-02
CIK 747205

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                  Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934


For the Quarter Ended                                    Commission file number
    June 30, 1996                                                0-13287
- ---------------------                                    ----------------------

                                 CIVIC BANCORP
            (Exact name of Registrant as specified in its charter)

          California                                             68-0022322
- ---------------------------------                           -------------------
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)

               2101 Webster Street, Oakland, California  94612
             ----------------------------------------------------
             (Address of principal executive offices)  (Zip Code)

Registrant's telephone number,
    including area code:                                       (510) 836-6500
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

                         Yes  X      No
                            -----      -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 2, 1996: 4,514,903

The total number of pages in this form is   19
                                          ------

The index of exhibits appears on page   18
                                      ------

                                 CIVIC BANCORP
                                      AND
                                  SUBSIDIARY

Index to Form 10-Q                                                 Page Number
                                                                   -----------

PART I

     Item 1.        Financial Statements

                    Consolidated Balance Sheets
                    June 30, 1996, June 30, 1995
                    and December 31, 1995                               3

                    Consolidated Statements of Operations -
                    Three Months Ended June 30, 1996 and
                    and June 30, 1995 and Six Months Ended
                    June 30, 1996 and June 30, 1995                    4-5

                    Consolidated Statements of Cash Flows -
                    Six Months Ended June 30, 1996 and
                    June 30, 1995                                       6

     Item 2.        Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                          7

PART II.            Other Information                                  18

SIGNATURES                                                             19

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         CIVIC BANCORP AND SUBSIDIARY
                         ----------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

(In thousands except shares)

                                                    June 30       June 30     December 31
                                                     1996          1995          1995
ASSETS                                              -------       -------     -----------
- ------
Cash and due from banks                            $ 17,314      $ 17,105      $ 16,758
Federal funds sold                                   12,200        15,100        14,800
                                                   --------      --------      --------
  Total cash and cash equivalents                    29,514        32,205        31,558
Securities available for sale                         6,068        10,127        10,021
Securities held to maturity
 (market value of $44,092, $52,295
  and $52,163, respectively)                         43,838        51,711        51,199
Other securities                                      1,646         1,518         1,636
Loans:
 Commercial                                          79,765        64,646        70,417
 Real estate-construction                             2,574         4,224         4,067
 Real estate-other                                   62,852        54,466        61,752
 Installment and other                               17,434        18,770        18,460
                                                   --------      --------      --------
 Total loans                                        162,625       142,106       154,696
Less allowance for loan losses                        5,050         4,499         4,960
                                                   --------      --------      --------
 Loans - net                                        157,575       137,607       149,736
Interest receivable and other assets                  3,443         4,215         3,914
Leasehold improvements and equipment - net            1,595         1,962         1,730
Foreclosed assets                                       422           884           770
Other assets held for sale                              275           297           275
                                                   --------      --------      --------
TOTAL ASSETS                                       $244,376      $240,526      $250,839
                                                   ========      ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
LIABILITIES
Deposits:
 Noninterest-bearing                               $ 69,992      $ 68,313      $ 73,149
 Interest-bearing:
   Checking                                          25,268        18,445        24,791
   Money market                                      72,006        81,291        68,151
   Time and savings                                  44,345        43,840        54,007
                                                   --------      --------      --------
 Total deposits                                     211,611       211,889       220,098
Accrued interest payable and other liabilities        1,409         1,381         1,381
                                                   --------      --------      --------
Total liabilities                                   213,020       213,270       221,479

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock no par value; authorized,
  10,000,000 shares; none issued or outstanding           -             -             -
Common stock no par value; authorized,
  10,000,000 shares; issued and outstanding,
  4,514,903, 4,447,945 and 4,488,485 shares          36,918        36,467        36,751
Retained deficit                                     (5,501)       (9,271)       (7,411)
Net unrealized gain (loss) on securities
  available for sale                                    (61)           60            20
                                                   --------      --------      --------
Total shareholders' equity                           31,356        27,256        29,360
                                                   --------      --------      --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $244,376      $240,526      $250,839
                                                   ========      ========      ========

                                  CIVIC BANCORP AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                            -------------------------------------
                       (In thousands except shares and per share amounts)
                                           (unaudited)

                                                             Three Months Ended                        Six Months Ended
                                                     ----------------------------------       ----------------------------------
                                                     June 30, 1996        June 30, 1995       June 30, 1996        June 30, 1995
                                                     -------------        -------------       -------------        -------------
INTEREST INCOME:
Loans                                                    $4,053              $    4,012         $    8,185           $    7,997
Securities available for sale,
  securities held to maturity,
  and other securities                                      925                  (1,057)             1,858                2,105
Tax exempt securities                                        31                       3                 34                    7
Federal funds sold                                           19                     240                 43                  414
                                                         ------              ----------         ----------           ----------
Total interest income                                     5,028                   5,312             10,120               10,523

INTEREST EXPENSE:
Deposits                                                 (1,115)                 (1,303)             2,237                2,608
Other borrowings                                             17                       -                 31                    -
                                                         ------              ----------         ----------           ----------
Total interest expense                                    1,132                   1,303              2,268                2,608
                                                         ------              ----------         ----------           ----------
NET INTEREST INCOME                                       3,896                   4,009              7,852                7,915
Provision for loan losses                                   225                  (1,440)               450                1,740
                                                         ------              ----------         ----------           ----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                               3,671                   2,569              7,402                6,175
                                                         ------              ----------         ----------           ----------

NONINTEREST INCOME:
Customer service fees                                       145                     143                280                  290
Other                                                        33                     274                 77                  317
                                                         ------              ----------         ----------           ----------
Total other income                                          178                     417                357                  607

NONINTEREST EXPENSES:
Salaries and employee benefits                            1,491                   1,379              3,025               2,911
Occupancy                                                   253                     246                502                 494
Equipment                                                   214                     221                428                 444
Goodwill and core deposit
  amortization                                               65                      71                129                 143
Data processing services                                     61                      77                125                 148
FDIC insurance                                                -                     126                  1                 252
Telephone and postage                                        70                      65                126                 130
Consulting fees                                              60                      26                120                 116
Legal fees                                                   45                      67                 90                 101
Marketing                                                    61                      61                116                 119
Foreclosed asset expense                                     73                     (95)               153                 (45)
Other                                                       276                     337                644                 749
                                                         ------              ----------         ----------           ----------
Total other expenses                                      2,669                   2,581              5,459               5,562
                                                         ------              ----------         ----------           ----------

INCOME BEFORE INCOME TAXES                                1,180                     405              2,300               1,220
Income tax expense                                          195                      35                390                  70
                                                         ------              ----------         ----------           ----------
NET INCOME                                               $  985              $      370         $    1,910           $    1,150
                                                         ======              ==========         ==========           ==========
NET INCOME PER COMMON SHARE                               $0.21                   $0.08              $0.40                $0.25
                                                         ======              ==========         ==========           ==========
Weighted average shares
  outstanding to compute net
  income per common share                             4,609,492               4,519,336          4,589,331            4,499,305
                                                      =========               =========          =========            =========

                         CIVIC BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (In thousands)

                                                                 Six Months Ended June 30,
                                                               ----------------------------
                                                                 1996                1995
                                                               --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                    $ 1,910             $  1,150
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Provision for loan losses                                       450                1,740
   Depreciation and amortization                                   536                  686
   Loss on sale of fixed assets                                      -                   32
   Loss (gain) on sale of foreclosed assets                         43                 (187)
   Write-down of foreclosed assets                                  73                   20
   Decrease in deferred loan fees                                  (58)                 (80)
 Change in assets and liabilities:
   Decrease in interest receivable and other assets                342                1,006
   Increase in accrued interest payable
   and other liabilities                                            28                  197
                                                               -------             --------
Net cash provided by operating activities                        3,324                4,564

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                             (193)                (204)
 Expenditures on foreclosed assets                                   -                  (22)
 Proceeds from sales of foreclosed assets                          307                  367
 Pay-down on other assets held for sale                              -                    9
 Net (increase) decrease in loans                               (8,306)              11,771
 Activities in securities held to maturity:
  Proceeds from maturing securities                             11,084               10,000
  Purchases of securities                                       (3,730)             (10,107)
 Activities in securities available for sale:
  Proceeds from maturing securities                             10,000               12,073
  Purchases of securities                                       (6,210)              (6,034)
                                                               -------             --------
Net cash provided by investing activities                        2,952               17,853

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                            167                    -
Net decrease in deposits                                        (8,487)             (21,942)
                                                               -------             --------
Net cash used in financing activities                           (8,320)             (21,942)
                                                               -------             --------

Net (decrease) increase in cash and cash equivalents            (2,044)                 475

Cash and cash equivalents at beginning of period                31,558               31,730
                                                               -------             --------
Cash and cash equivalents at end of period                     $29,514             $ 32,205
                                                               =======             ========

Cash paid during year for:
 Interest                                                      $ 2,370             $  2,575
                                                               =======             ========
 Income taxes                                                  $   955             $     28
                                                               =======             ========

Supplemental schedule of noncash investing activity:
 Loans transferred to foreclosed assets                        $    75             $    462
                                                               =======             ========

CIVIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The unaudited consolidated financial statements of Civic Bancorp and subsidiary are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These unaudited consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1995. The results of operations and cash flows are not necessarily indicative of those expected for the year. Net income per share computed on a primary and fully diluted basis is substantially the same.

2. SUBSEQUENT EVENT - QUASI-REORGANIZATION

   The Company's deficit retained earnings at June 30, 1996 were incurred primarily as a result of substantial writedowns of real estate loans and foreclosed assets in 1992 and 1993, and the conditions giving rise to those losses have substantially changed. As a result, the Company determined that it was appropriate to effect a quasi-reorganization which was approved by the Company's Board of Directors on April 17, 1996 and by the shareholders on May 30, 1996, and to be effective July 1, 1996.

   In a quasi-reorganization, assets and liabilities are restated to fair values at the effective date. However, no adjustments were made to the assets and liabilities of the Company since, in the opinion of management, the book value of the Company's assets and liabilities approximated fair value at July 1, 1996. As part of a quasi-reorganization, the deficit of $5.5 million in retained earnings was eliminated against common stock (paid-in capital). Retained earnings in the future will be dated to reflect only the results of operations subsequent to the effective date of the quasi-reorganization. Any future tax effects of the temporary differences, operating loss and tax credit carryforward items which arose prior to the effective date of the quasi-reorganization will be reported as a direct credit/debit to common stock (paid-in capital) as they are realized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

   OVERVIEW

   For the six months ended June 30, 1996, the Company reported net income of $1,910,000, or $.41 per share compared to a net income of $1,150,000 or $.26 per share for the same period in 1995. The annualized return on average assets was 1.62% for the six months ended June 30, 1996 compared to .91% for the same period in 1995. The annualized return on average shareholders' equity for the six months ended June 30, 1996 and 1995 was 12.56% and 8.54%, respectively.

   RESULTS OF OPERATIONS

   Net interest income for the six months ended June 30, 1996 was consistent with the prior year of $7.9 million.

   Total interest income for the first six months of 1996 equaled $10.1 million, a decrease of $.4 million from the same period in 1995. The impact on interest income from the decline in the volume of earning assets was offset by a shift in the mix of earning assets to higher yielding loans. Total average earning assets declined $13.0 million or 5.6% to $218.5 million for the first half of 1996 from $231.5 million for the same period of the prior year, however average loans and leases, as a percentage or total earning assets, increased to 72.3% from 64.2% for the same periods, respectively. Average loans yielded 10.5% as compared to 6.4% on investments and Federal fund sales.

   Total interest expense for the first six months of 1996 and 1995 equaled $2.3 million and $2.6 million, respectively, a decrease of $.3 million or 13.0%. The decrease is due to the lower volume of interest bearing liabilities which averaged $137.6 million for the first half of 1996 from $156.5 million for the same period of the prior year.

   In addition to reducing interest expense, the decline in interest bearing liabilities also had a positive effect on net interest margin by creating a shift in the mix of funding liabilities toward non-interest bearing liabilities, primarily demand deposits and capital. Demand deposits and capital, as a percentage of total liabilities, increased to 41.6% for the first half of 1996 from 37.9% for the same period of the prior year.

   The net interest margin increased to 7.27% at June 30, 1996 from 6.90% at June 30, 1995, an increase of .37%. The increase is primarily attributed to the shifts in earning assets and funding liabilities as previously discussed.

   The following table presents an analysis for the average daily balances, interest income and expense and the interest rates calculated for each category of interest earning assets and interest-bearing liabilities for the six months ended June 30, 1996 and 1995.

                                                           Interest     Rates                 Interest     Rates
                                               Average     Income/     Earned/    Average     Income/     Earned/
                                               Balance    Expense/2/    Paid      Balance    Expense/2/    Paid
                                               -------    ----------   -------    -------    ----------   -------
ASSETS
Securities available for sale                 $  8,257      $   243      5.95%    $ 10,828    $   329      6.13%
Securities held for investment:
  U.S. Treasury securities                      10,783          329      6.17%      14,219        368      5.22%
  U.S. Government agencies                      36,105        1,220      6.83%      40,307      1,320      6.60%
  Municipal securities                           1,566           34      4.43%         227          7      6.37%
Commercial Paper                                   632           19      5.95%       1,477         45      6.08%
Other securities                                 1,627           47      5.85%       1,536         43      5.60%
Federal funds sold                               1,607           43      5.40%      14,248        414      5.86%
Loans/2,3/
  Commercial                                    77,386        4,104     10.72%      68,817      3,848     11.28%
  Real estate-construction                       3,130          165     10.64%       4,872        258     10.67%
  Real estate-other                             60,344        3,063     10.26%      55,197      2,884     10.54%
  Installment and other                         17,035          853     10.12%      19,737      1,007     10.28%
                                              --------      -------     -----     --------    -------     -----
Total Loans                                    157,895        8,185     10.48%     148,623      7,997     10.85%
                                              --------      -------     -----     --------    -------     -----
    Total Earning Assets                       218,417       10,120      9.37%     231,465     10,523      9.17%
Cash and due from banks                         16,119                              15,820
Leasehold improvements and equipment - net       1,675                               2,022
Interest receivable and other assets             3,511                               4,412
Foreclosed assets                                  737                               1,072
Assets held for sale                               275                                 409
Less Allowance for Loan Loss                    (4,999)                             (3,268)
                                              --------                            --------
TOTAL ASSETS                                  $235,790                            $251,932
                                              ========                            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Interest-bearing:
    Checking                                  $ 22,876          107      0.95%    $ 21,101        132      1.26%
    Money market                                70,033        1,106      3.19%      88,052      1,444      3.31%
    Time and savings                            43,601        1,024      4.75%      47,350      1,032      4.39%
    Other borrowed funds                         1,121           31      5.62%           -          -         -%
                                              --------      -------     -----     --------    -------     -----
Total interest-bearing liabilities             137,631        2,268      3.33%     156,503      2,608      3.36%
Demand deposits                                 65,959                              66,964
Other liabilities                                1,790                               1,523
Shareholders' equity                            30,410                              26,942
                                              --------                            --------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                        $235,790                            $251,932
                                              ========                            ========
Net Interest Income                                         $ 7,852                           $ 7,915
                                                            =======                           =======
Net Interest Margin                                                      7.27%                             6.90%
                                                                        =====                             =====

- --------------------------------------------------------------------------------
(1) Tax-exempt interest income has not been adjusted to a fully taxable equivalent basis.
(2) Non-performing loans have been included in the average loan balances.
Interest income is included on non-accrual loans only to the extent cash payments have been received.
(3) Interest income includes loan fees on commercial loans of $221,000 and $223,000 for June 30, 1996 and 1995, respectively; fees on real estate loans of $236,000 and $184,000 for June 30, 1996 and 1995, respectively; and fees on installment and other loans of $16,000 and $9,000 for June 30, 1996 and 1995, respectively.

The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the six month period ended June 30, 1996

                                       Analysis of Changes in Interest Income and Expense
                                             Increase (Decrease) Due to Change in
                                                         1996 over 1995

                                             Volume/1/      Rate/2/      Total
                                             ---------      -------      -----
Increase (decrease) in interest income
Securities available for sale                  $ (78)        $ (8)       $ (86)
Securities held to maturity:
  U.S. Treasury securities                       (89)          50          (39)
  U.S. government agency                        (138)          38         (100)
  Municipal securi3                               42          (15)          27
  Commercial paper                               (26)           0          (26)
Other securities                                   2            2            4
Federal funds sold                              (367)          (4)        (371)
Loans:
  Commercial                                     480         (224)         256
  Real estate-construction                       (92)          (1)         (93)
  Real estate-other                              269          (90)         179
  Installment and other                         (138)         (16)        (154)
                                               -----        -----       ------
Total loans                                      519         (331)         188
                                               -----        -----       ------
Total increase (decrease)                      $(135)       $(268)      $ (403)
                                               -----        -----       ------

(Increase) decrease in interest expense:
Deposits:
  Interest-bearing checking                    $ (11)       $  36       $   25
  Money market                                   295           43          338
  Savings and time                                82          (74)           8
Other borrowed funds                             (31)           0          (31)
                                               -----        -----       ------
Total (increase) decrease                      $ 335        $   5       $  340
                                               -----        -----       ------

Total change in net interest income            $ 200        $(263)      $  (63)
                                               =====        =====       ======

(1) Changes not solely attributed to rate or volume have been allocated to volume.
(2) Loan fees are reflected in rate variances.
(3) Tax-exempt interest income has not been adjusted to a fully taxable equivalent basis.


Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 1996 was $450,000, a decrease of $1,290,000 or 74.1% from the six months ended June 30, 1995. In the second quarter of 1995, the Company made a special provision following the completion of a regular examination by the Federal Reserve Bank of San Francisco. The provision in 1996 reflects a return to a normalized level.

Noninterest Income

Non-interest income for the six months ended June 30, 1996 was $357,000, a decrease of $250,000 or 41.2% from the six months ended June 30, 1995. The decrease in other income is attributed to non-recurring transactions during the first six months of 1995 which included a gain on the sale of foreclosed property of $72,000, the recovery of $132,000 related to the sale of mortgage division in September 1994 and interest income of $58,000 allowed on a income tax refund. Customer service fees for the six months ended June 30, 1996 declined $10,000 or 3.4% from the six months ended June 30, 1995 primarily due to the decrease in deposit volumes.

Noninterest Expense

Noninterest expense totaled $5.5 million and $5.6 million for the six months ended June 30, 1996 and 1995, respectively. Salaries and employee benefits expense increased $114,000 or 3.9% from June 30, 1995 due an increase in incentive accruals and normal merit increases. Full time equivalent personnel numbered 102 on June 30, 1996 compared to 116 on June 30, 1995.

For the six months ended June 30, 1996 the Company recorded expenses of $153,000 associated with the maintenance of foreclosed assets which included a loss of $43,000 on the sale of one property. For the same period in 1995, recoveries associated with foreclosed assets exceeded maintenance expenses by $45,000. FDIC insurance expense declined to $1,000 for the first half of 1996 from $252,000 for the same period of the prior year due to a reduction in the assessment rate. Other expense declined $105,000 to $644,000 for the first half of 1996 from $749,000 for the first half of 1995. Included in 1995 was an expense of $85,000 resulting from a legal settlement.

The following table summarizes the significant components of noninterest expense for the dates indicated:

                                                                               Noninterest Expense
                                                                  --------------------------------------------
                                                                  June 30     June 30      Dollar         %
                                                                    1996        1995       Change       Change
                                                                  -------     -------      ------       ------
Salaries and related benefits...............................      $3,025      $2,911       $  114          3.9%
Occupancy...................................................         502         494            8          1.6%
Equipment...................................................         428         444          (16)        -3.6%
Goodwill and core deposit amortization......................         129         143          (14)        -9.7%
Data processing services....................................         125         148          (23)       -15.5%
FDIC insurance..............................................           1         252         (251)       -99.6%
Telephone and postage.......................................         126         130           (4)        -3.0%
Consulting fees.............................................         120         116            4          3.4%
Legal fees..................................................          90         101          (11)       -10.8%
Marketing...................................................         116         119           (3)        -2.5%
Foreclosed asset expenses...................................         153         (45)         198       -440.0%
Other.......................................................         644         749         (105)       -14.0%
                                                                  ------      ------       ------       ------
TOTAL NONINTEREST EXPENSE...................................      $5,459      $5,562       $ (103)        -1.8%
                                                                  ======      ======       ======       ======

Provision for Income Taxes

At December 31, 1995 the Company had net deferred tax assets of approximately $3.1 million and a valuation allowance of the same amount. At that time, the Company also had approximately $1.1 million in state net operating loss carryforwards and $455,000 in Federal income tax credits. The effective tax rate of the Company's $390,000 provision for income taxes for the six months ended June 30, 1996 differs from the Federal statutory income tax rate due to a change in the valuation allowance.

FINANCIAL CONDITION

Loans

Average loans increased $9.3 million or 6.2% to $157.9 million for the six months ended June 30, 1996 from $148.6 million for the same period in 1995. The increase in average loans is attributed to an improving economy and an overall increase in loan demand.

Real estate construction loans, as a percentage of total loans, were 1.6% at June 30, 1996 compared to 3.0% the prior year. The relatively low level of real estate construction loans reflects management's decision to curtail real estate construction lending because the risks associated with construction loans are generally higher than those of other forms of lending.

Other real estate loans consist of mini-perm loans and land acquisition loans which are primarily owner-occupied and are generally granted based on the rental or lease income stream generated by the property.

The following table sets forth the amount of loans outstanding in each category and the percentage of total loans outstanding for each category at the dates indicated.

                                     June 30               Dec. 31               June 30
                                -----------------     -----------------     -----------------
                                       1996                  1995                  1995
                                -----------------     -----------------     -----------------
                                 Amount   Percent      Amount   Percent      Amount   Percent
                                --------  -------     --------  -------     --------  -------
                                                    (Dollars in thousands)
Commercial                      $ 79,765    49.0%     $ 70,417    45.5%     $ 64,646    45.5%
Real estate - construction         2,574     1.6%        4,067     2.6%        4,224     3.0%
Real estate - other               62,852    38.6%       61,752    39.9%       54,466    38.3%
Installment and other             17,434    10.7%       18,460    11.9%       18,770    13.2%
                                --------   -----      --------   -----      --------   -----
  TOTAL                         $162,625   100.0%     $154,696   100.0%     $142,106   100.0%
                                ========   =====      ========   =====      ========   =====

Non-Performing Assets

The following table provides information with respect to the Company's non-performing assets at the dates indicated.

                                                          June 30       Dec. 31        June 30
                                                            1996          1995           1995
                                                          -------      ---------       -------
                                                                 (Dollars in thousands)
Loans 90 days or more past due and still accruing...       $  518        $  325         $2,463
Non-accrual loans...................................        2,620         2,859          2,737
Other assets held for sale..........................          275           275            297
Foreclosed assets...................................          422           770            884
                                                           ------        ------         ------
 Total non-performing assets........................       $3,835        $4,229         $6,381
                                                           ======        ======         ======
Non-performing assets to period end loans,
 other assets held for sale plus foreclosed assets           2.34%         2.71%          4.45%
                                                           ======        ======         ======

At June 30, 1996 the recorded investment in loans considered to be impaired under SFAS No. 114 was $2,620,000, all of which were on a non-accrual basis. Included in this amount are $283,000 of impaired loans for which the related allowance for loan losses is $21,000, and $2,337,000 of impaired loans which approximate the fair value of the supporting collateral and accordingly do not have an associated allowance for loan loss. For the six months ended June 30, 1996 the average recorded investment in impaired loans was $2.7 million and no income was recognized on impaired loans. If interest income on those loans had been recognized, such income would have approximated $143,000.

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

Analysis of the Allowance for Loan Losses

The following table summarizes changes in the allowance for loan losses for the periods indicated:

                                             Six Months       Year         Six Months
                                                Ended         Ended           Ended
                                               6-30-96       12-31-95        6-30-95
                                             ----------      --------      ----------
                                                      (Dollars in thousands)
Balance, at beginning of period.........        $4,960         $3,216        $ 3,216
Charge-offs:
 Commercial.............................            95            188             50
 Real estate - construction.............           230            884            614
 Real estate - other....................           175             33              -
 Installment and other..................           126            310            164
                                                ------         ------        -------
  Total charge-offs.....................           626          1,415            828
Recoveries:
 Commercial.............................           111            336            215
 Real estate - construction.............            45            144            101
 Real estate - other....................           105             34              7
 Installment and other..................             5             80             48
                                                ------         ------        -------
  Total recoveries......................           266            594            371
                                                ------         ------        -------
Net charge-offs.........................           360            821            457
Provision charged to operations.........           450          2,565         (1,740)
                                                ------         ------        -------
Balance, at end of period...............        $5,050         $4,960        $ 4,499
                                                ======         ======        =======

Ratio of net charge-offs to average
 loans (annualized).....................          0.45%          0.55%          0.61%
                                                ======         ======        =======

Allowance at period end to total loans
 outstanding............................          3.11%          3.21%          3.17%
                                                ======         ======        =======

The balance in the allowance for loan losses at June 30, 1996 was $5.1 million or 3.11% of total loans compared to $4.5 million or 3.17% at June 30, 1995. The coverage of the allowance for loan losses to non-performing loans has stabilized and management believes that the allowance for loan losses was adequate at June 30, 1996 based upon the detailed review of the loan portfolio.

Potential Problem Loans

At June 30, 1996 there were no loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed in the discussion above that (i) represented or resulted from trends or uncertainties which management anticipated would have a material impact on future operating results, liquidity, capital resources or (ii) represented material credits about which management was aware of information that would cause serious doubt as to the ability of the borrower to comply with the loan repayment terms.

Investment Portfolio

The Company's investment portfolio is used primarily for liquidity purposes and secondarily for investment income. The portfolio is primarily composed of US Treasury and US government agency instruments and investment grade municipal obligations.

The table below summarizes the book value and estimated market values of investment securities at the dates indicated.

                                                            June 30,
                                         ----------------------------------------------
                                                 1996                      1995
                                         -------------------       --------------------
                                          Book        Market        Book         Market
                                          Value       Value         Value        Value
                                         -------     -------       -------      -------
                                                     (Dollars in thousands)
SECURITIES HELD TO MATURITY:
  U.S. Treasury securities........       $10,818     $10,805       $10,781      $10,809
  U.S. government agencies and
    corporation...................        29,081      29,434        40,517       41,064
  Municipal securities............         3,790       3,699           226          227
  Collateralized mortgage
   obligations....................           149         154           187          195
                                         -------     -------       -------      -------
    TOTAL.........................       $43,838     $44,092       $51,711      $52,295
                                         =======     =======       =======      =======
SECURITIES AVAILABLE FOR SALE:
  U.S. Treasury securities........       $     -     $     -       $10,066      $10,127
  U.S. government agencies and
    corporation...................         6,129       6,068             -            -
                                         -------     -------       -------      -------
    TOTAL.........................       $ 6,129     $ 6,068       $10,066      $10,127
                                         =======     =======       =======      =======


Deposits

For the six months ended June 30, 1996, average deposits totaled $202.5 million, a decrease of $21.0 million or 9.4% from $223.5 million for the same period in 1995. Management attributes the decline in deposits, particularly money market deposits, to increased competition and availability of nondeposit products such as mutual funds.

For the first half of 1996, average demand deposits totaled $66.0 million a decrease of $1.0 million or 1.5% from the same period in 1995. Average demand deposits as a percentage of total deposits increased to 32.6% for the six months ended June 30, 1996 from 30.0% for the same period of the prior year. Average interest-bearing deposits decreased $20.0 million or 12.8% for the six months ended June 30, 1996 from the same period in 1995.

The table below sets forth information regarding trends in the Bank's average deposits by amount and percentage of deposits for the six months ended June 30, 1996 and 1995.

                                           Average Deposits
                             -------------------------------------------
                                      Six Months Ended June 30,
                             -------------------------------------------
                                     1996                   1995
                             --------------------   --------------------
                              Amount   Percentage    Amount   Percentage
                             --------  ----------   --------  ----------
Demand accounts............  $ 65,959     32.5%     $ 66,964     29.9%
Interest-bearing checking..    22,876     11.2%       21,101      9.4%
Money market...............    70,033     34.5%       88,052     39.4%
Savings and time...........    43,601     21.5%       47,350     21.1%
                             --------    -----      --------    -----
     Total.................  $202,469    100.0%     $223,467    100.0%
                             ========    =====      ========    =====


Certificates of deposit over $100,000 are generally considered a higher cost and less stable form of funding than lower denomination deposits and may represent a greater risk of interest rate and volume volatility than small retail deposits. Time certificates of deposit over $100,000 or more at June 30, 1996 had the following schedule of maturities:


(In thousands)                          June 30, 1996
                                        -------------
Three months or less                       $10,208
After three months through six months        7,079
After six months through twelve months       2,665
After twelve months                            212
                                           -------
   Total                                   $20,164
                                           =======

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity management refers to the Bank's ability to acquire funds to meet loan demand, fund deposit withdrawals and to service other liabilities as they come due. To augment liquidity, the Bank has informal Federal Funds borrowing arrangements with correspondent banks totaling $24.0 million and maintains a credit arrangement with the Federal Reserve Bank of San Francisco for open window borrowing. Additionally, at June 30, 1996, unpledged government securities available to secure additional borrowing in the form of reverse repurchase agreements totaled approximately $37.0 million. At June 30, 1996 and 1995, the Bank had no outstanding borrowings against these arrangements.

The Bank is a member of the Federal Home Loan Bank of San Francisco and through membership has the ability to pledge qualifying collateral for short term borrowing, (up to six months), and long term borrowing, (up to five years). At June 30, 1996 and 1995 there were no outstanding advances.

The liquidity position of the Company declined by $2.0 million during the first half of 1996 as the funds provided by operating and investing activities were exceeded by the funds required by financing activities. Operating activities contributed $3.3 million and maturing loans and investing activities provided $3.0 million in cash and cash equivalents. Cash and cash equivalents of $8.3 million were required to meet the decrease in deposits.

The liquidity position of the Company may be expressed as a ratio defined as (a) cash, federal funds sold, other unpledged short term investments and marketable securities, including those maturing after one year, (b) divided by total assets less pledged securities. Using this definition at June 30, 1996, the Company had a liquidity ratio of 30.6% as compared to 35.3% at December 31, 1995. The decline in the liquidity position reflects the shift in earning assets from securities to loans.

Capital Resources

Total shareholders' equity increased to $31.4 million at June 30, 1996 from $29.4 million at December 31, 1995 reflecting the addition to capital of $167,000 from the exercise of employee stock options and retained income of $1,910,000 offset by the change in the unrealized gain (loss) on securities available for sale.

The Company and the Bank are subject to capital adequacy guidelines issued by the Federal Reserve Board of Governors which require a minimum risk-based capital ratio of 8%. At least 4% must be in the form of "Tier 1" capital and consists of common equity, non-cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries. "Tier 2" capital consists of cumulative and limited-life preferred stock, mandatory convertible securities, subordinated debt and, subject to certain limitations, (no more than 1.25% of risk-weighted assets) the allowance for loan losses.

At June 30, 1996, the Company's risk-based capital ratio was 18.23%. The following table presents the Company's risk-based capital and leverage ratios as of June 30, 1996 and December 31, 1995.

                                    RISK-BASED CAPITAL RATIOS
                              ------------------------------------
                                      (Dollars in thousands)
                               June 30, 1996     December 31, 1995
                              ---------------    -----------------
                               Amount   Ratio     Amount    Ratio
                              -------- -------   --------  -------
Company Capital Ratios:
Tier 1 Capital                $ 30,265  16.95%   $ 28,102   16.04%
Tier 1 minimum requirement       7,139   4.00%      7,008    4.00%
                              --------  -----    --------   -----
Excess                        $ 23,125  12.95%   $ 21,094   12.04%
                              ========  =====    ========   =====

Total Capital                 $ 32,531  18.22%   $ 30,292   17.29%
Total Capital minimum
  requirement                   14,278   8.00%     14,016    8.00%
                              --------  -----    --------   -----
Excess                        $ 18,252  10.22%   $ 16,276    9.29%
                              ========  =====    ========   =====

Risk-adjusted assets          $178,487           $175,194
                              ========           ========

Leverage ratio                          12.11%              10.99%
Leverage ratio minimum                   4.00%               4.00%
                                        -----               -----
Leverage ratio excess                    8.11%               6.99%
                                        =====               =====


                          PART II. OTHER INFORMATION


Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders

          (a) The annual meeting of shareholders of Civic BanCorp was held on May 30, 1996.

          (b) With respect to the election of directors at the annual meeting of shareholders on May 30, 1996 (i) proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, (ii) there was no solicitation in opposition to management's nominees as listed in the proxy statement, and (iii) all such nominees were elected.

          (c) At the meeting, shareholders approved the Civic BanCorp Quasi-reorganization as described in the proxy statement and in footnote 2 - Subsequent Event - Quasi-reorganization. The plan was approved by 2,426,056 votes in favor, 15,008 votes against and 10,893 votes abstaining.

          The total number of shares of the Company's common stock outstanding as of April 11, 1996, the record date of the annual meeting was 4,514,203.

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K - None

SIGNATURES
- ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.



                                      CIVIC BANCORP
                                      -------------
                                      (Registrant)



Date: August 2, 1996                By: /s/ HERBERT FOSTER
                                        ------------------------------------
                                        Herbert Foster
                                        Chairman
                                        Chief Executive Officer