Form 10-Q
period 1996-09-30
CIVIC BANCORP
filed 1996-11-13
CIK 747205

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                  Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934


For the Quarter Ended                                 Commission file number
 September 30, 1996                                           0-13287
----------------------                                 ----------------------
                                 CIVIC BANCORP
         ------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

          California                                              68-0022322
---------------------------------                            -------------------
(State or other jurisdiction                                   (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                2101 Webster Street, Oakland, California 94612
              --------------------------------------------------
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

                         Yes  X       No
                            -----       -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 12, 1996: 4,515,883

The total number of pages in this form is   23
                                          ------

The index of exhibits appears on page  22
                                      ----

                                 CIVIC BANCORP
                                      AND
                                  SUBSIDIARY


Index to Form 10-Q                                                 Page Number
                                                                   -----------
PART I

     Item 1.        Financial Statements

                    Consolidated Balance Sheets -
                    September 30, 1996, September 30, 1995
                    and December 31, 1995                                  3

                    Consolidated Statements of Operations -
                    Nine Months Ended September 30, 1996 and
                    and September 30, 1995 and Three Months Ended
                    September 30, 1996 and September 30, 1995            4-5

                    Consolidated Statements of Cash Flows -
                    Nine Months Ended September 30, 1996 and
                    September 30, 1995                                     6

     Item 2.        Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                             8

PART II.            Other Information                                     17

     Item 1.        Legal Proceedings

     Item 2.        Changes in Securities

     Item 3.        Defaults Upon Senior Securities

     Item 4.        Submission of Matters to a Vote of
                    Security Holders

     Item 5.        Other Information

     Item 6.        Exhibits and Reports on Form 8-K

SIGNATURES                                                                23

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         CIVIC BANCORP AND SUBSIDIARY
                         ----------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

(In thousands except shares)

                                                     September 30,  September 30,  December 31,
                                                         1996           1995          1995
                                                    --------------- -------------- ------------
ASSETS
Cash and due from banks                                   $ 12,469       $ 13,453     $ 16,758
Federal funds sold                                          19,400          6,500       14,800
                                                          --------       --------     --------
   Total cash and cash equivalents                          31,869         19,953       31,558
Securities available for sale                               26,751         10,039       10,021
Securities held to maturity
  (market value of $45,901, $53,866
   and $52,163, respectively)                               45,611         53,294       51,199
Other securities                                             1,717          1,599        1,636
Loans:
  Commercial                                                88,621         68,976       70,417
  Real estate-construction                                   3,160          3,716        4,067
  Real estate-other                                         56,628         58,773       61,752
  Installment and other                                     19,316         17,557       18,460
                                                          --------       --------     --------
  Total loans                                              167,725        149,022      154,696
Less allowance for loan losses                               5,133          4,843        4,960
                                                          --------       --------     --------
  Loans - net                                              162,592        144,179      149,736
Interest receivable and other assets                         4,185          3,926        3,914
Leasehold improvements and equipment - net                   1,563          1,864        1,730
Foreclosed assets                                              308            826          770
Other assets held for sale                                     275            297          275
                                                          --------       --------     --------
TOTAL ASSETS                                              $274,871       $235,977     $250,839
                                                          =========      ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
  Noninterest-bearing                                     $ 65,358       $ 64,732      $73,149
  Interest-bearing:
    Checking                                                31,717         22,093       24,791
    Money market                                            82,091         75,434       68,151
    Time and savings                                        61,088         44,394       54,007
                                                          --------       --------     --------
  Total deposits                                           240,254        206,653      220,098
Accrued interest payable and other liabilities               2,035          1,220        1,381
                                                          --------       --------     --------
Total liabilities                                          242,289        207,873      221,479

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock no par value; authorized,
   10,000,000 shares; none issued or outstanding                -              -            -
Common stock no par value; authorized,
   10,000,000 shares; issued and outstanding,
   4,515,883, 4,451,350 and 4,488,485 shares                31,423         36,488       36,751
Retained deficit                                                -          (8,396)      (7,411)
Retained earnings, (subsequent to July 1,1996
  date of quasi-reorganization, total deficit
  eliminated $5.5 million)                                   1,050             -            -
Net unrealized gain on securities
   available for sale                                          109             12           20
                                                          --------       --------     --------
Total shareholders' equity                                  32,582         28,104       29,360
                                                          --------       --------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $274,871       $235,977     $250,839
                                                          ========       ========     ========

                         CIVIC BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands except shares and per share amounts)
                                  (unaudited)

                                     Three Months Ended Sept. 30,     Nine Months Ended Sept. 30,
                                    -----------------------------   ------------------------------

                                        1996             1995           1996              1995
                                    ------------     ------------   ------------      ------------
INTEREST INCOME:
Loans                                   $  4,209         $  3,928      $  12,394         $  11,925
Securities available for sale,
  securities held to maturity,
  and other securities                       949            1,064          2,807             3,169
Tax exempt securities                         68                3            102                10
Federal funds sold                           239              147            282               561
                                    ------------     ------------   ------------      ------------
Total interest income                      5,465            5,142         15,585            15,665

INTEREST EXPENSE:
Deposits                                   1,417            1,215          3,654             3,823
Other borrowings                               -                -              31                -
                                    ------------     ------------   ------------      ------------
Total interest expense                     1,417            1,215          3,685             3,823
                                    ------------     ------------   ------------      ------------
NET INTEREST INCOME                        4,048            3,927         11,900            11,842
Provision for loan losses                     75              625            525             2,365
                                    ------------     ------------   ------------      ------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                3,973            3,302         11,375             9,477
                                    ------------     ------------   ------------      ------------

NONINTEREST INCOME:
Customer service fees                        150              152            430               442
Other                                         18               69             95               386
                                    ------------     ------------   ------------      ------------
Total other income                           168              221            525               828

NONINTEREST EXPENSES:
Salaries and employee benefits             1,475            1,436          4,500             4,347
Occupancy                                    251              253            753               747
Equipment                                    219              226            647               670
Goodwill and core deposit
  amortization                                64               72            193               215
Data processing services                      59               62            184               210
FDIC insurance                                 1              (12)             2               240
Telephone and postage                         62               65            188               195
Consulting fees                               30               90            150               206
Legal fees                                    44               51            134               152
Marketing                                     52               42            168               161
Foreclosed asset expense                     101                -            254               (45)
Other                                        298              333            942             1,082
                                    ------------     ------------   ------------      ------------
Total other expenses                       2,656            2,618          8,115             8,180
                                    ------------     ------------   ------------      ------------

INCOME BEFORE INCOME TAXES                 1,485              905          3,785             2,125
Income tax expense                           435               30            825               100
                                    ------------     ------------   ------------      ------------
NET INCOME                              $  1,050           $  875       $  2,960          $  2,025
                                    ============     ============   ============      ============

NET INCOME PER COMMON SHARE                $0.23            $0.19          $0.64             $0.45
                                    ============     ============   ============      ============

Weighted average shares
  outstanding to compute net
  income per common share              4,630,746        4,526,584      4,603,160         4,508,405
                                    ============     ============   ============      ============

                         CIVIC BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (In thousands)

                                                                Nine Months Ended Sept. 30,
                                                              -------------------------------
                                                                 1996               1995
                                                              -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $   2,960         $   2,025
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Provision for loan losses                                         525             2,365
      Depreciation and amortization                                     597             1,546
      Loss on sale of fixed assets                                       30                40
      Loss (gain) on sale of foreclosed assets                           43              (197)
      Write-down of foreclosed assets                                    27                20
      Decrease in deferred loan fees                                   (149)               (8)
  Change in assets and liabilities:
      (Increase)decrease in interest receivable and other
        assets                                                         (464)              805
      Increase in accrued interest payable
      and other liabilities                                             654                36
                                                              -------------      ------------
Net cash provided by operating activities                             4,223             6,632

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                 (355)             (275)
  Expenditures on foreclosed assets                                       -               (23)
  Proceeds from sales of foreclosed assets                              467               436
  Pay-down on other assets held for sale                                  -                 9
  Net (increase) decrease in loans                                  (13,307)            4,502
  Activities in securities held to maturity:
    Proceeds from maturing securities                                14,098            10,014
    Purchases of securities                                          (8,392)          (10,107)
  Activities in securities available for sale:
    Proceeds from maturing securities                                10,000            15,307
    Purchases of securities                                         (26,752)          (11,115)
                                                              -------------      ------------
Net cash (used in) provided by investing activities                 (24,241)            8,748

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                                 173                21
Net increase(decrease) in deposits                                   20,156           (27,178)
                                                              -------------      ------------
Net cash provided by(used in) financing activities                   20,329           (27,157)
                                                              -------------      ------------

Net increase(decrease) in cash and cash equivalents                     311           (11,777)

Cash and cash equivalents at beginning of period                     31,558            31,730
                                                              -------------      ------------
Cash and cash equivalents at end of period                        $  31,869         $  19,953
                                                              =============      ============

Cash paid during year for:
  Interest                                                        $   3,601         $   3,726
  Income taxes                                                    $   1,322         $      85

Supplemental schedule of noncash investing activity:
  Loans transferred to foreclosed assets                          $      75         $     462

CIVIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The unaudited consolidated financial statements of Civic Bancorp and subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations and cash flows are not necessarily indicative of those expected for the year. Net income per share computed on a primary and fully diluted basis is substantially the same.

2.   QUASI-REORGANIZATION

          The Company's deficit retained earnings at June 30, 1996 were incurred primarily as a result of substantial writedowns of real estate loans and foreclosed assets in 1992 and 1993, and the conditions giving rise to those losses have substantially changed. As a result, the Company determined that it was appropriate to effect a quasi-reorganization which was approved by the Company's Board of Directors on April 17, 1996 and by the shareholders on May 30, 1996, and became effective July 1, 1996.

          In a quasi-reorganization, assets and liabilities are restated to fair values at the effective date. However, no adjustments were made to the assets and liabilities of the Company since, in the opinion of management, the book value of the Company's assets and liabilities approximated fair value at July 1, 1996. As a part of a quasi-reorganization, the deficit of $5.5 million in retained earnings was eliminated against common stock (paid-in capital). Retained earnings at September 30, 1996 and in the future will be dated to reflect only the results of operations subsequent to the effective date of the quasi-reorganization. Any future tax effects of the temporary differences, operating loss and tax credit carryforward items which arose prior to the effective date of the quasi-reorganization will be reported as a direct credit/debit to common stock (paid-in capital) as they are realized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

          Certain statements in Management's Discussion and Analysis of Financial Position and Results of Operations constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such "forward-looking" statements are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such "forward-looking" statements.

     OVERVIEW

     For the nine months ended September 30, 1996, the Company reported net income of $2,960,000, or $.64 per share compared to net income of $2,025,000 or $.45 per share for the same period in 1995. The annualized return on average assets was 1.61% for the nine months ended September 30, 1996 compared to 1.09% for the same period in 1995. The annualized return on average shareholders' equity for the nine months ended September 30, 1996 and 1995 was 12.78% and 9.93%, respectively.

     RESULTS OF OPERATIONS

     Net interest income was consistent with the prior period at $11.9 million and $11.8 million for the first nine months of 1996 and 1995, respectively. Improvements in net interest income from changes in the mix of earning assets and reduced volumes of paying liabilities were offset by a less favorable interest rate environment in 1996 relative to 1995.

     Total interest income for the first nine months of 1996 decreased to $15.6 million from $15.7 million for the same period in 1995. Average earning assets for the first nine months of 1996 declined slightly to $227.1 million from $228.5 million for the same period of the prior year, however the mix of earning assets improved during 1996 as average loans, as a percentage of total average earning assets, increased to 72.3% from 64.8% for the first nine months of 1995. The positive impact on interest income from a shift in the mix of earning assets to higher yielding loans from Fed Funds sold and investment securities was offset by the lower interest rate environment in 1996, relative to 1995. The average rate earned on loans declined to 10.37% for the first nine months of 1996 from 10.77% for the same period of the prior year. The reference rate used by the Company to price loan products decreased .50% to 8.25% at September 30, 1996 from a reference rate of 8.75% at September 30, 1995.

     Total interest expense declined to $3.7 million from $3.8 million for the nine months ended September 30, 1995. The decline in interest expense is attributed to the decline in the volume of interest bearing liabilities offset by a higher average rate paid on those liabilities. Average interest bearing liabilities declined to $145 million from $153 million for the first nine months of 1996 and 1995, respectively, while the average rate paid on interest bearing liabilities increased 5 basis points to 3.39% from 3.34% for the same periods, respectively.

     The net interest margin increased to 7.00% for the first nine months of 1996 from 6.93% for the same period of 1995 and is primarily attributed to the improved mix of earning assets and the decline in the volume of interest bearing liabilities.

     The following table presents an analysis of the average balances, income and expense and the average rates for interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 1996 and 1995.

                                                          Nine months ended September 30,
                                         -------------------------------------------------------------
                                                     1996                            1995
                                         -----------------------------  ------------------------------
                                                    Interest   Rates                Interest    Rates
                                         Average    Income\    Earned\    Average   Income\     Earned\
                                         Balance    Expense/2/  Paid       Balance   Expense/2/   Paid
                                         ---------  ---------  -------  ----------  ----------  ------
ASSETS
Securities available for sale            $  10,832  $     497     6.13% $   10,577  $      488    6.17%
Securities held for investment:
  U.S. Treasury securities                  10,799        495     6.12%     13,354         543    5.43%
  U.S. Government agencies                  33,241      1,711     6.88%     40,912       2,023    6.61%
  Municipal securities /1/                   2,983        102     4.57%        202          10    6.35%
Commercial Paper                               777         32     5.50%      1,082          51    6.30%
Other securities                             1,648         72     5.84%      1,550          64    5.50%
Federal funds sold                           7,278        282     5.18%     12,863         561    5.83%
Loans:/2/3/
  Commercial                                79,478      6,285    10.56%     68,055       5,718   11.23%
  Real estate-construction                   3,151        237    10.05%      4,892         376   10.28%
  Real estate-other                         59,506      4,546    10.20%     55,910       4,314   10.32%
  Installment and other                     17,492      1,326    10.13%     19,133       1,517   10.60%
                                         ---------  ---------  -------  ----------  ----------  ------
Total Loans                                159,627     12,395    10.37%    147,990      11,925   10.77%
                                         ---------  ---------  -------  ----------  ----------  ------
    Total Earning Assets                   227,185     15,585     9.16%    228,530      15,665   9.16%
Cash and due from banks                     16,832                          15,789
Leasehold improvements and equipment-net     1,643                           1,991
Interest receivable and other assets         3,531                           4,346
Foreclosed assets                              613                             743
Assets held for sale                           275                             297
Less Allowance for Loan Loss                (5,030)                         (3,684)
                                         ---------                      ----------
TOTAL ASSETS                             $ 245,049                      $  248,012
                                         =========                      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Interest-bearing:
    Checking                             $  24,343  $     172     0.94% $   21,588  $      190    1.18%
    Money market                            72,969      1,782     3.26%     85,128       2,076    3.26%
    Time and savings                        47,161      1,700     4.82%     46,321       1,557    4.50%
    Other borrowed funds                       745         31     5.59%          -           -       -%
                                         ---------  ---------  -------  ----------  ----------  ------
Total interest-bearing liabilities         145,218      3,685     3.39%    153,037       3,823    3.34%
Demand deposits                             67,135                          66,226
Other liabilities                            1,809                           1,559
Shareholders' equity                        30,887                          27,190
                                         ---------                      ----------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                  $ 245,049                      $  248,012
                                         =========                      ==========


Net Interest Income                                 $  11,900                       $   11,842
                                                    =========                       ==========

Net Interest Margin                      $ 245,049                7.00% $  248,012                6.93%
                                         =========                ====  ==========              ======

-------------------------  ------ ---------------- -------  -------------------  -------  ------


(1) Tax-exempt interest income has not been adjusted to a fully taxable equivalent basis.
(2) Non-performing loans have been included in the average loan balances. Interest income is included on non-accrual loans only to the extent cash payments have been received.
(3) Interest income includes loan fees on commercial loans of $313,000 and $321,000 for the nine month periods ended 1996 and and 1995, respectively; fees on real estate loans of $343,000 and $244,000 for the nine month periods of 1996 and 1995, respectfully; and fees on installment and other loans of $25,000 and $31,000 for the same periods of 1996 and 1995.

     The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the nine month period ended September 30, 1996.

                                         Analysis of Changes in Interest Income and Expense
                                                Increase (Decrease) Due to Change in
                                                          1996 over 1995
                                                  Volume/1/    Rate /2/       Total
                                                 ---------   ------------    --------
                                                            (In thousands)
Increase (decrease) in interest income
Securities available for sale                    $      12   $         (3)   $      9
Securities held to maturity:
   U.S. Treasury securities                           (104)            56         (48)
   U.S. government agency                             (379)            67        (312)
   Municipal security /3/                              131            (39)         92
          Commercial paper                             (14)            (5)        (19)
Other securities                                         3              5           8
Federal funds sold                                    (244)           (35)       (279)
Loans:
   Commercial                                          959           (392)        567
   Real estate-construction                           (147)             8        (139)
   Real estate-other                                   290            (58)        232
   Installment and other                              (130)           (61)       (191)
                                                 ---------   ------------    --------
Total loans                                            972           (503)        469
                                                 ---------   ------------    --------
Total increase (decrease)                        $     377   $       (457)   $    (80)

(Increase) decrease in interest expense:
Deposits:
   Interest-bearing checking                     $      24   $        (42)   $    (18)
   Money market                                       (296)             2        (294)
   Savings and time                                     28            115         143
Other borrowed funds                                    31              0          31
                                                 ---------   ------------    --------
Total (increase) decrease                        $    (213)  $         75    $   (138)

Total change in net interest income              $     590   $       (532)   $     58

        (1) Changes not solely attributed to rate or volume have been allocated to volume.
        (2)  Loan fees are reflected in rate variances.

        (3) Tax-exempt interest income has not been adjusted to a fully taxable equivalent basis.


     Provision for Loan Losses

     The provision for loan losses for the nine months ended September 30, 1996 was $525,000, a decrease of $1.9 million from $2.4 million for the nine months ended September 30, 1995. In the second quarter, 1995 the Company made a special provision following the completion of a regular examination by Federal Reserve Bank of San Francisco. The provision in 1996 reflects a return to a normalized level.

     Non-Interest Income

     Non-interest income for the nine months ended September 30, 1996 was $525,000, a decrease of $303,000 or 36.6% from the nine months ended September 30, 1995. The decrease in other income is attributed to non-recurring transactions during the first nine months of 1995 which included a gain on the sales of foreclosed assets of $72,000, the recovery of $132,000 related to the sale of the mortgage division in September 1994, and interest income of $58,000 allowed on an income tax refund.

     Non-Interest Expense

     Non-interest expense totaled $8.1 million and $8.2 million for the nine months ended September 30, 1996 and 1995, respectively. Salaries and employee benefits expense for the nine months ended September 30, 1996 increased $153,000 or 3.5% from September 30, 1995. Full time equivalent personnel numbered 100 on September 30, 1996 compared to 113 on September 30, 1995. Included in salaries and employees benefits are management incentive accruals which are based on the financial performance of the Company and have increased $315,000 for the first nine months of 1996 as compared to the same period of the prior year. For the nine months ended September 30, 1996 the Company recorded foreclosed asset expenses of $254,000 compared to expense recoveries of $45,000 for the same period of the prior year associated with managing, maintaining and liquidating foreclosed assets. FDIC insurance expense declined $238,000 for the nine months ended September 30, 1996 from $240,000 for the same period of the prior year due to a reduction in the assessment rate.

     The following table summarizes the significant components of noninterest expense for the dates indicated:

                                                             Noninterest Expense
                                                 ----------- -------- --------- --------
                                                  Sept. 30   Sept. 30   Dollar     %
         (Dollars in thousands)                     1996      1995      Change   Change
                                                 ----------- -------- --------- --------
         Salaries and related benefits...........    $4,500   $4,347      $153      3.5%
         Occupancy...............................       753      747         6      0.8%
         Equipment...............................       647      670       (23)    -3.4%
         Goodwill and core deposit amortization..       193      215       (22)   -10.2%
         Data processing services................       184      210       (26)   -12.4%
         FDIC insurance..........................         2      240      (238)   -99.2%
         Telephone and postage...................       188      195        (7)    -3.6%
         Consulting fees.........................       150      206       (56)   -27.2%
         Legal fees..............................       134      152       (18)   -11.8%
         Marketing...............................       168      161         7      4.3%
         Foreclosed asset expenses...............       254      (45)      299    664.4%
         Other...................................       942    1,082      (140)   -12.9%
                                                     ------   ------      ----    -----
         TOTAL NONINTEREST EXPENSE...............    $8,115   $8,180      ($65)    -0.8%
                                                     ======   ======      ====    =====


     Provision for Income Taxes

     The provision for income taxes for the first nine months of 1996 increased to $825,000 from $100,000 for the same period of the prior year of which $435,000 was recorded in the third quarter. Beginning July 1, 1996, the effective date of the quasi-reorganization, the future tax effects of temporary differences, operating loss, and tax carryforward items which arose prior to the effective date of the quasi-reorganization are being reported as a direct adjustment to common stock.

     FINANCIAL CONDITION

     Loans

     Average loans increased $11.6 million or 7.8% to $159.6 million for the nine months ended September 30, 1996 from $148.0 million for the same period in 1995. The increase in average loans is attributed to an improving economy and an overall increase in loan demand.

     The investment in real estate construction loans, as a percentage of total loans, was 1.9% at September 30, 1996 compared to 2.5% the prior year. The relatively low level of real estate construction loans reflects management's decision to curtail real estate construction lending because the risks associated with construction loans are generally higher than those of other forms of lending.

     Other real estate loans consist of mini-perm loans and land acquisition loans which are primarily owner occupied and are generally granted based on the rental or lease income stream generated by the property.

     The following table sets forth the amount of loans outstanding in each category and the percentage of total loans outstanding for each category at the dates indicated.

                                                   September 30,                 December 31,               September 30,
                                               -----------------------    --------------------------    ----------------------
                                                       1996                          1995                         1995
                                               -----------------------    --------------------------    ----------------------
                                                  Amount     Percent        Amount         Percent        Amount      Percent
                                               -----------  ----------    -----------   ------------    ----------  ----------

                                                                   (Dollars in thousands)
        Commercial............................     $88,621       52.8%        $70,417          45.5%       $68,976       46.3%
        Real estate - construction............       3,160        1.9%          4,067           2.6%         3,716        2.5%
        Real estate - other...................      56,628       33.8%         61,752          39.9%        58,773       39.4%
        Installment and other.................      19,316       11.5%         18,460          11.9%        17,557       11.8%
                                               -----------  ----------    -----------   ------------    ----------  ----------
          TOTAL...............................    $167,725      100.0%       $154,696         100.0%      $149,022      100.0%
                                               ===========  ==========    ===========   ============    ==========   =========



     Non-Performing Assets

     The following table provides information with respect to the Company's non-performing assets at the dates indicated.

                                                        Sept. 30   Dec. 31     Sept. 30
                                                          1996       1995        1995
                                                        --------   --------    --------
                                                            (Dollars in thousands)
       Loans 90 days or more past due and still accruing $  151     $  325      $  627
       Non-accrual loans................................  3,200      2,859       2,956
       Other assets held for sale.......................    275        275         297
       Foreclosed assets................................    308        770         826
                                                         ------     ------      ------
         Total non-performing assets.................... $3,934     $4,229      $4,706
                                                         ======     ======      ======

       Non-performing assets to period end loans,
         other assets held for sale plus foreclosed asse   2.34%      2.70%       3.13%
                                                         =======    =======     =======

     At September 30, 1996, the recorded investment in loans considered to be impaired under SFAS No. 114 was $3,200,000, all of which were on a non-accrual status. Included in this amount are $233,000 of impaired loans for which the related allowance for loans losses is $218,000, and $2,967,000 of impaired loans which approximate the fair value of the supporting collateral and accordingly do not have an associated allowance for loan losses. For the nine months ended September 30, 1996, the average recorded investment in impaired loans was $2.9 million and no income was recognized on impaired loans. If interest income on those loans had been recognized, such income would have approximated $261,000.

     Allowance for Loan Losses

     The allowance for loan losses is maintained at a level that management of the Company considers to be adequate for losses that can be reasonably anticipated and for the risk of future losses inherent in the loan portfolio. In assessing the adequacy of the allowance for loan losses, management relies on its ongoing review of the loan portfolio to identify potential problem loans in a timely manner, ascertain whether there are probable losses which must be charged off and assess the aggregate risk characteristics of the portfolio. Factors which influence management's judgment include the impact of forecasted economic conditions, historical loan loss experience, the evaluation of risks which vary with the type of loan, creditworthiness of the borrower and the value of the underlying collateral.

     Analysis of the Allowance for Loan Losses

     The following table summarizes changes in the allowance for loan losses for the periods indicated:

                                                      Nine Months           Year     Nine Months
                                                        Ended              Ended       Ended
                                                      9-30-96             12-31-95   9-30-95
                                                      --------            --------   --------
                                                             (Dollars in thousands)
     Balance, at beginning of period.........           $4,960             $3,216    $3,216
     Charge-offs:
       Commercial............................               95                188        98
       Real estate - construction............              270                884       884
       Real estate - other...................              175                 33         -
       Installment and other.................              126                310       228
                                                        -------           -------    ------
         Total charge-offs...................              666              1,415     1,210
     Recoveries:
       Commercial............................              125                336       278
       Real estate - construction............               54                144       114
       Real estate - other...................              122                 34         7
       Installment and other.................               13                 80        73
                                                        ------            -------   -------
         Total recoveries....................              314                594       472
                                                        -------           -------    ------
     Net charge-offs.........................              352                821       738
     Provision charged to operations.........              525              2,565     2,365
                                                        -------           -------    ------
     Balance, at end of period...............           $5,133             $4,960    $4,843
                                                        =======            ======    ======

     Ratio of net charge-offs to average
       loans (annualized)....................             0.29%              0.55%     0.66%
                                                         ======            =======    =======

     The balance in the allowance for loan losses at September 30, 1996 was $5.1 million or 3.06% of total loans compared to $4.8 million or 3.25% at September 30, 1995. Management believes the coverage of the allowance for loan losses to non-performing loans and the overall portfolio was adequate at September 30, 1996 based upon the detailed review of the loan portfolio.

     Potential Problem Loans

     At September 30, 1996 there were no loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed in the discussion above that (i) represented or resulted from trends or uncertainties which management anticipated would have a material impact on future operating results, liquidity, capital resources or (ii) represented material credits about which management was aware of information that would cause serious doubt as to the ability of the borrower to comply with the loan repayment terms.

     Investment Portfolio

     The Company's investment portfolio is used primarily for liquidity purposes and secondarily for investment income. The portfolio is primarily composed of U.S. Treasury and U.S. government agency instruments and investment grade municipal obligations. The Company has increased its investment in municipal securities to benefit from the higher after-tax yields available on bank-qualified municipal securities.

     The table below summarizes the book value and estimated market values of investment securities at the dates indicated.

                                                           September 30,
                                          ---------------------------------------------
                                                  1996                     1995
                                          --------------------    ---------------------
                                            Book      Market       Book        Market
                                            Value      Value       Value        Value
                                          --------   ---------    ---------   ---------
                                                      (Dollars in thousands)
     SECURITIES HELD TO MATURITY:
       U.S. Treasury securities...........  $10,850     $10,847      $10,724     $10,760
       U.S. government agencies and
         corporation......................   26,042      26,361       42,391      42,919
       Municipal securities...............    8,585       8,558           -          -
       Collateralized mortgage obligations      134         135          179         187
                                            -------     -------      -------     -------
         TOTAL............................  $45,611     $45,901      $53,294     $53,866
                                            =======     =======      =======     =======
     SECURITIES AVAILABLE FOR SALE:
       U.S. Treasury securities...........  $12,046     $12,130      $ 4,994     $ 4,989
       U.S. government agencies and
         corporation......................   14,596      14,621        5,033       5,050
                                            -------     -------      -------     -------
         TOTAL............................  $26,642     $26,751      $10,027     $10,039
                                            =======     =======      =======     =======

     Deposits

     For the nine months ended September 30, 1996, average deposits totaled $211.6 million, a decrease of $7.7 million or 3.6% from $219.3 million for the same period in 1995. Management attributes the decline in deposits, particularly money market deposits, to increased competition and availability of nondeposit products such as mutual funds.

     The table below sets forth information regarding trends in the Bank's average deposits by amount and percentage of deposits for the nine months ended September 30, 1996 and 1995.

                                             Average Deposits
                                   ------------------------------------------
                                     Nine Months Ended September 30,
                                   ------------------------------------------
                                          1996                1995
                                   --------  ----------  --------  ----------
                                   Amount    Percentage  Amount    Percentage
                                   --------  ----------  --------  ----------
     Demand accounts.............   $ 67,135   31.7%       $66,226   30.2%
     Interest-bearing checking...     24,343   11.5%        21,588    9.8%
     Money market................     72,969   34.5%        85,128   38.8%
     Savings and time............     47,161   22.3%        46,321   21.1%
                                    --------  ------      --------  ------
          Total..................   $211,608  100.0%      $219,263  100.0%
                                    ========  =====       ========  =====

     Certificates of deposit over $100,000 or more are generally considered a higher cost and less stable form of funding than lower denomination deposits and may represent a greater risk of interest rate and volume volatility than small retail deposits.

     Time certificates of deposit over $100,000 or more at September 30, 1996 had the following schedule of maturities:

     (In thousands)                        September 30, 1996
                                           -------------------
     Three months or less                           $17,993
     After three months through six months            5,404
     After six months through twelve months          12,332
     After twelve months                                665
                                                    -------
         Total                                      $36,394
                                                    =======

     LIQUIDITY AND CAPITAL RESOURCES

     Liquidity

     Liquidity management refers to the Bank's ability to acquire funds to meet loan demand, fund deposit withdrawals and to service other liabilities as they come due. To augment liquidity, the Bank has informal Federal Funds borrowing arrangements with correspondent banks totaling $24.0 million, maintains a credit arrangement with the Federal Reserve Bank of San Francisco for open window borrowing and is a member of the Federal Home Loan Bank of San Francisco and through such membership has the ability to pledge qualifying collateral for short term (up to six months) and long term (up to five years) borrowing. At September 30, 1996 there were no outstanding advances.

     Additionally, at September 30, 1996, unpledged U.S. government securities that are available to secure additional borrowing in the form of reverse repurchase agreements totaled approximately $54.6 million. At September 30, 1996 and 1995, the Bank had no outstanding borrowings against these arrangements.

     The liquidity position of the Company was consistent with the beginning of the year as cash flows required for investing activities were satisfied by financing and operating activities. Cash and cash equivalents of $24.2 million were required to accommodate the growth in loans and investment securities. Deposit growth provided $20.3 million of cash and cash equivalents and operating activities provided an additional $4.2 million of cash and cash equivalents.

     The liquidity position of the Company may be expressed as a ratio defined as (a) cash, federal funds sold, other unpledged short term investments and marketable securities, including those maturing after one year, (b) divided by total assets less pledged securities. Using this definition at September 30, 1996, the Company had a liquidity ratio of 36.5% as compared to 35.3% at December 31,

     1995. The increase in liquidity position reflects the increase in unpledged securities.

     Capital Resources

     Total shareholders' equity increased to $32.6 million at September 30, 1996 from $29.4 million at December 31, 1995 reflecting the addition to capital of $173,000 from the exercise of employee stock options, retained income of $2,960,000 and by the change in the unrealized gain on securities available for sale.

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

     At September 30, 1996, the Company's risk-based capital ratio was 16.90%. The following table presents the Company's risk-based capital and leverage ratios as of September 30, 1996 and December 31, 1995.

                                          RISK-BASED CAPITAL RATIOS
                                   ------------------------------------
                                           (Dollars in thousands)
                                   September 30, 1996 December 31, 1995
                                   ------------------ -----------------
                                    Amount    Ratio     Amount   Ratio
                                   ------------------ -----------------
Company Capital Ratios:
Tier 1 Capital                     $ 31,364   16.90%   $ 28,102  16.04%
Tier 1 minimum requirement            7,424    4.00%      7,008   4.00%
                                   --------   -----    --------  -----
Excess                             $ 23,940   12.90%   $ 21,094  12.04%
                                   ========   =====    ========  =====

Total Capital                      $ 33,719   18.17%   $ 30,292  17.29%
Total Capital minimum
  requirement                        14,849    8.00%     14,016   8.00%
                                   --------   -----    --------  -----
Excess                             $ 18,870   10.17%   $ 16,276   9.29%
                                   ========   =====    ========  =====

Risk-adjusted assets               $185,611            $175,194
                                   ========            ========

Leverage ratio                                11.20%             10.99%
Leverage ratio minimum                         4.00%              4.00%
                                              -----              -----
Leverage ratio excess                          7.20%              6.99%
                                              =====              =====


   PART II.  OTHER INFORMATION

   Item 1.   Legal Proceedings - None

   Item 2.   Changes in Securities

                    On October 16, 1996, the Board of Directors of the Company
               amended the Company's bylaws to (i) require shareholders to give, and establish procedures for giving, advance notice of the nomination of candidates for the Board of Directors, other than persons nominated by the Company's nominating committee, and (ii) impose certain qualification requirements (primarily lack of affiliation with another financial institution operating or intending to operate in the Company's general service area). The changes are set forth in new sections 3.19 and 3.20 of the Company's bylaws.

                    On October 16, 1996, the Board of Directors of Civic BanCorp
               (the "Company") declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, no par value (the "Common Shares"), of the Company. The dividend is payable on November 22, 1996 (the "Record Date") to shareholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, no par value (the "Preferred Shares"), of the Company at a price of $35.00 per one one-hundredth of a Preferred Share (the "Purchase Price"), subject to adjustment. The description and the terms of the Rights are set forth in a Rights Agreement dated as of November 8, 1996 (the "Rights Agreement") between the Company and ChaseMellon Shareholder Services L.L.C., as rights agent (the "Rights Agent").

                    Initially, the Rights will be attached to all certificates representing Common Shares then outstanding, regardless of whether any such certificate has a copy of this Summary of Rights attached thereto, and no separate Rights Certificate will be distributed. The Rights will separate from the Common Shares and a Distribution Date will occur upon the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (other than a person or such a group that beneficially owned 10% or more of the outstanding Common Shares and made all filings under Federal securities and banking laws with respect to such beneficial ownership by November 8, 1996) (an "Acquiring Person") have acquired beneficial ownership of 10% or more of the outstanding Common Shares, or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any Person becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 10% or more of such outstanding Common Shares (unless the Company's Board of Directors has approved the offer).

                    The Rights Agreement provides that, until the Distribution
               Date, the Rights will be transferred with and only with the Common Shares. Until the Distribution Date (or earlier redemption or expiration of the Rights), new Common Share certificates issued after the Record Date, upon transfer or new issuance of Common Shares, will contain a notation incorporating the Rights Agreement by reference. Until the Distribution Date (or earlier redemption or expiration of the Rights), the surrender for transfer of any certificates for Common Shares outstanding as of the Record Date, even without such notation or a copy of this Summary of Rights being attached thereto, will also constitute the transfer of Rights associated with the Common Shares represented by such certificate. As soon as practicable following the Distribution Date, separate certificates evidencing the Rights ("Rights Certificates") will be mailed to holders of record of the Common Shares as of the close of business on the Distribution Date and such separate Rights Certificates alone will evidence the Rights.

                    The Rights are not exercisable until the Distribution Date.
               The Rights will expire on October 31, 2006 (the "Final Expiration Date"), unless the Rights are earlier redeemed or exchanged by the Company, in each case as described below.

                    The Purchase Price payable, and the number of Preferred
               Shares or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Preferred Shares, (ii) upon the grant to holders of the Preferred Shares of certain rights or warrants to subscribe for or purchase Preferred Shares at a price, or securities convertible into Preferred Shares with a conversion price, less than the then current market price of the Preferred Shares or (iii) upon the distribution to the holders of the Preferred Shares of evidences of indebtedness or assets (excluding regular periodic cash dividends paid out of earnings or retained earnings or dividends payable in Preferred Shares) or of subscription rights or warrants (other than those referred to above).

                    The number of outstanding Rights and the number of one one-
               hundredths of a Preferred Share issuable upon exercise of each Right are also subject to adjustment in the event of a stock split of the Common Shares of a stock dividend payable in Common Shares or a subdivision, consolidation or combination of the Common Shares occurring, in any such case, prior to the Distribution Date.

                    Preferred Shares purchasable upon the exercise of the Rights will not be redeemable. Each Preferred Share will be entitled to a minimum preferential dividend payment of 100 times the dividend declared per Common Share. In the event of liquidation, the holders of the Preferred Shares will be entitled to a minimum preferential liquidation payment of $100.00 per share but will be entitled to an aggregate payment of 100 times the payment made per Common Share. Each Preferred Share will have 100 votes, voting together with the Common Shares. Finally, in the event of any merger, consolidation or other transaction in which Common Shares are exchanged, each Preferred Share will be entitled to receive 100 times the amount received per Common Share. These rights are protected by customary antidilution provisions.

                    Because of the nature of the Preferred Shares' dividend,
               liquidation and voting rights, the value of the one one-hundredth interest in a Preferred Share purchasable upon exercise of each Right should approximate the value of one Common Share.

                    In the event that (i) any person or group of affiliated or associated persons (other than a person or such a group that, as of November 8, 1996, beneficially owned 10% or more of the outstanding Common Shares and made all filings under the Federal securities and banking laws with respect to such beneficial ownership) becomes the beneficial owner of 10% or more of the outstanding Common Shares (unless such person first acquires 10% or more of the outstanding Common Shares by a purchase pursuant to a tender offer for all the Common Shares which the independent directors determine to be fair to and otherwise in the best interests of the Company and its shareholders, employees, customers and communities in which the Company does business or through other purchases that have been approved by the directors), or (ii) during such time as there is an Acquiring Person, there shall be a reclassification of securities or a recapitalization or reorganization of the Company or other transaction or series of transactions involving the Company which has the effect of increasing by more than 1% the proportionate share of the outstanding shares of any class of equity securities of the Company or any of its subsidiaries beneficially owned by the Acquiring Person (each a "flip-in" event), proper provision shall be made so that each holder of a Right, other than the Rights beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter have the right to receive upon exercise that number of Common Shares (or, in the event that there are insufficient authorized Common Shares, substitute consideration such as cash, property, or other securities of the Company, such as Preferred Stock) having a market value of two times the exercise price of the Right. In the event the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold (a "flip-over event"), proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right.

                    At any time after the acquisition by a person or group of
               affiliated or associated persons of beneficial ownership of 10% or more of the outstanding Common Shares, and prior to the acquisition by such person or group of 50% or more of the outstanding Common Shares, the Board of Directors of the Company may exchange the Rights (other than Rights owned by such person or group which have become void), in whole or in part, at an exchange ratio of one Common Share, or one one-hundredth of a Preferred Share (or of a share of a class or series of the Company's preferred stock having equivalent rights, preferences and privileges), per Right (subject to adjustment).

                    With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments require an adjustment of at least 1% in such Purchase Price. No fractional Preferred Shares will be issued (other than fractions which are integral multiples of one one-hundredth of a Preferred Share, which may, at the election of the Company, be evidenced by depository receipts) and in lieu thereof, an adjustment in cash will be made based on the market price of the Preferred Shares on the last trading day prior to the date of exercise.

                    At any time before a person becomes an Acquiring Person, the
               Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $0.001 per Right (the "Redemption Price"). After the redemption period has expired, the Company's rights of redemption may be reinstated if, prior to competition of certain recapitalizations, mergers and other business combinations, an Acquiring Person reduces its beneficial ownership to less than 10% of the outstanding Common Shares in a transaction or series of transactions not involving the Company. The redemption of the rights may be made effective at such time, on such basis and with such conditions as the Board of Directors in its sole discretion may establish. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

                    The terms of the Rights may be amended by the Board of
               Directors of the Company without the consent of the holders of the Rights, including an amendment to lower certain thresholds described above to not less than the greater of (i) any percentage greater than the largest percentage of the outstanding Common Shares then known to the Company to be beneficially owned by any person or group of affiliated or associated persons (unless such person or group is excluded from the effect of such reduction) and (ii) 10% except that from and after such time as any person becomes an Acquiring Person no such amendment may adversely affect the interests of the holders of the Rights.

                    Until a Right is exercised, the holder of a Right will not, by reason of being such a holder, have rights as a shareholder of the Company, including, without limitation, the right to vote or receive dividends.

                    A copy of the Rights Agreement has been filed with the
               Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form 8-A. A copy of the Rights Agreement is available free of charge from the Company. This summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement.


   Item 3.   Defaults Upon Senior Securities - None

   Item 4.   Submission of Matters to a Vote of Security Holders - None

   Item 5.   Other Information - None

   Item 6.   Exhibits and Reports on Form 8-K

Exhibit
Number         Exhibit
----------     -------

   3.2 Certificate of Determination for Series A Junior Participating Preferred Shares, incorporated by reference from exhibits to the Company's registration statement on Form 8-A filed on or about November 12, 1996

   3.3         New sections 3.19 and 3.20 of the company's Bylaws

   3.4         Bylaws of the Company as amended to October 16, 1996

   4 Rights Agreement between the Company and ChaseMellon Shareholder Services LLC dated November 8, 1996, including Rights Certificate attached thereto as an exhibit, incorporated by reference from exhibits to the Company's registration statement on Form 8-A filed on or about November 12, 1996

  27           Financial Data Schedule

   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.



                                 CIVIC BANCORP
                                 -------------
                                 (Registrant)



Date: November 12, 1996                By: /s/ Herbert C. Foster
                                           -----------------------------------
                                           Herbert C. Foster
                                           President
                                           Chief Executive Officer