Form 10-K405
period 1996-12-31
CIVIC BANCORP
filed 1997-03-19
CIK 747205

________________________________________________________________________________
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                        ______________________________

                                   FORM 10-K
                                 ANNUAL REPORT
                      PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996     Commission file number: 0-13287

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

      Registrant's telephone number, including area code: (510) 836-6500
--------------------------------------------------------------------------------

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

              Securities registered pursuant of 12(g)of the Act:
                          Common Stock, no par value
                               (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No
                                       -

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  State the aggregate market value of the voting stock held by non-affiliates of
the registrant as of March 1, 1997:     $55,110,100.00

  Indicate the number of shares outstanding of each of the registrant's classes
of common stock as of March 1, 1997:    4,408,808

DOCUMENTS INCORPORATED BY REFERENCE
 Portions of Proxy Statement for Annual Meeting of Shareholders (Part III), Scheduled for May 8, 1997.
________________________________________________________________________________
THIS REPORT CONTAINS A TOTAL OF 59 PAGES
                               ----
                           EXHIBIT INDEX ON PAGE 33
                                                 --

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

CIVICBANK OF COMMERCE

The Bank is a state chartered bank and is a member of the Federal Reserve System. Deposits in the Bank are insured to $100,000 by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a full service commercial bank dedicated to providing personalized services to independent businesses and professional firms with annual sales of $500,000 to $30 million in Alameda, San Francisco, Santa Clara and Contra Costa counties. The Bank also provides banking services to individuals who are owners, partners or principals of these businesses or professional practices, and other corporate executives and professionals. The Bank offers its clients certain customary banking services, such as checking, savings and interest-bearing demand, money market and time deposit accounts; commercial, installment and real estate loans; safe deposit boxes; automated cash management services; collection services; wire and telephone transfer services; courier services; lockbox services; and account reconciliation. The Bank has one operating subsidiary, Pasco Services, Inc. which acts as trustee to perform loan servicing and reconveyance services under deeds of trust held by the Bank and other lenders.

The principal offices of the Company and Bank are located at 2101 Webster Street, Oakland, California, 94612. Their telephone number is (510) 836-6500. The Bank has two banking offices in Walnut Creek and additional offices in Fremont and San Leandro. The Bank has loan production offices at 595 Market Street, 28th Floor, San Francisco, California, 94577, telephone number (415) 977-1690 and at 1731 Technology Drive, Suite 595, San Jose, California, 95110, telephone number (408) 467-5547.

SAVINGS AND DEPOSIT ACTIVITIES

The Bank offers customary banking services such as personal and business checking, savings accounts, time certificates of deposit and IRA accounts. Most of the Bank's deposits are obtained from commercial businesses, professionals and individuals with high income or high net worth. At December 31, 1996, the Bank had a total of 6,419 accounts, consisting of demand deposit accounts with an average balance of approximately $41,000; savings, NOW and market rate accounts with an average balance of approximately $34,000; time certificates of $100,000 or more with an average balance of approximately $324,000; and other time deposits with an average balance of approximately $30,000. The Bank has not obtained any deposits through deposit brokers and has no present intention of using brokered deposits as a source of funding. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Deposits".

LENDING ACTIVITIES

The Bank concentrates its lending activities in commercial loans, real estate construction loans and other forms of real estate loans made primarily to businesses and individuals; it has no foreign loans.

The net loan portfolio as of December 31, 1996, totaled $178.4 million, which represented 67.0% of total deposits and 59.0% of total assets. The table below shows the mix of the loan portfolio as of December 31, 1996, 1995 and 1994.




                                               December 31
                                 ------------------------------------
(In thousands)                        1996        1995         1994
                                 ------------------------------------
Commercial loans                    $ 92,756      $ 70,417   $ 74,164
Real estate construction loans         6,608         4,067      5,977
Real estate loans - other             64,272        61,752     53,715
Installment and other loans           19,757        18,460     20,860
                                 ------------------------------------
Subtotal                             183,393       154,696    154,716
Less allowance for loan losses         4,969         4,960      3,216
                                 ------------------------------------
     LOANS-NET                      $178,424      $149,736   $151,500
                                 ====================================



Commercial Loans - As of December 31, 1996, the Bank had outstanding commercial loans totaling $92.8 million, representing 50.6% of the Bank's total loan portfolio. The Bank lends primarily to businesses with annual gross revenues of $500,000 to $30 million and to professionals and other individuals located in Alameda, San Francisco, Santa Clara and Contra Costa counties. The Bank offers a variety of commercial lending services, including revolving lines of credit, working capital loans, equipment financing, letters of credit and inventory financing. Typically, commercial loans are floating rate obligations and are priced based on the Bank's reference rate.

The Bank's commercial loans are made on a short term basis with the majority of such loans maturing within one year. Commercial loans are typically secured by several types of collateral, including qualifying accounts receivable, equipment, inventory, and real estate. No single commercial account customer accounted for more than 3.29% of total outstanding loans at December 31, 1996.

Real Estate Loans - As of December 31, 1996, the Bank had outstanding real estate construction loans totaling $6.6 million representing 3.6% of the Bank's loan portfolio. The Bank makes loans to finance the construction of residential, commercial and industrial properties and to finance land development.

Other real estate loans, consisting of loans for land development and "mini-perm" loans totaled $64.2 million at December 31, 1996, of which $53.1 million were mini-perms. Mini-perm loans are available for completed commercial and retail projects with terms of three to five years and principal and interest payments based on a 15 to 25 year amortization schedule with a balloon payment due at the end of the term.

Neither the Bank nor the Company has taken an equity participation in connection with any real estate acquisition, development and construction loan held by the Bank.

Installment Loans - Installment loans include loans to individual and business customers. Personal lines of credit extended to individuals were $3.1 million or 15.8% of total installment loans at December 31, 1996. The remainder includes home equity loans, automobile loans and other personal loans.

BANKING SERVICES

To retain existing customers and attract new customers, the Bank offers a broad range of services, including automated teller machines, automated accounting services, daily courier services and account reconciliation. In addition, the Bank maintains close relationships with its customers by providing direct access to senior management, rapid response to customer requests and specialized market area knowledge of Alameda and Contra Costa counties.

HUMAN RESOURCES

At December 31, 1996, the Bank employed a total of 103 persons, consisting of 98 full time employees and 5 part time employees.

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

Historically, the BHC Act has prohibited bank holding companies and their bank subsidiaries from owning banks or branches in more than one state unless the laws of each state expressly permit or in case of certain emergencies arising from a bank failure or prospective failure. California and federal law now permit various forms of nationwide interstate banking with few restrictions. See "Regulation and Supervision - Legislation and Proposed Regulatory Changes - Interstate Banking".

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

Directors of the Company, and the companies with which they are associated, have had and will continue to have banking transactions with the Bank in the ordinary course of the Bank's business. It is the firm intention of the Company that any loans and commitments to loan included in such transactions be made in accordance with applicable law, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and on terms not involving more than the normal risk of collectibility or presenting other unfavorable features. At December 31, 1996, loans to directors totaled $723,000 or 2.1% of the Company's shareholders' equity. Company policy precludes loans to officers and employees of the Company or of the Bank.

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

Subject to the regulations of the California Superintendent of Banks (the "Superintendent"), the Bank may invest in capital stock, obligations or other securities of other corporations, provided such corporations are not insurance companies, agents or brokers. In addition, the Bank may acquire any or all of the securities of a company that engages in activities that the Bank may engage in directly under California law without the prior approval of the FRB. California state-chartered banks are also specifically authorized to provide real estate appraisal services, management consulting and advisory services and electronic data processing services. However, FRB and FDIC regulations restrict the ability of the Bank to engage in real estate development and investment activities and to engage, as principal, in other activities not permitted to national banks.

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

FRB regulations require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally require that reserves of 3.0% must be maintained against net transaction accounts of $49.3 million or less, plus 10% against that portion of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances (subject to adjustment by the FRB) are exempted from the reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of reserve requirements is to reduce interest-earning assets.

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

Pursuant to FDICIA, the FDIC has developed a risk-based assessment system, under which the assessment rate for an insured depository institution will vary according to the level of risk incurred in its activities. An institution's risk category is based upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also to be assigned to one of the following "supervisory subgroups", subgroup A, B, or C. Subgroup A institutions are financially sound institutions with few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in a significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. The FDIC assigns each BIF member institution an annual FDIC assessment rate which, as of the date of this document, varies between 0.00% per annum with a $2,000 minimum (for well capitalized Subgroup A institutions) and 0.27% per annum (for undercapitalized Subgroup C institutions). The assessment rate may increase in the future. At December 31, 1996, the Bank's annual assessment rate was 0.00%.

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

Federal banking agencies have established capital measures (including both a leverage measure and a risk-based capital measure) and specified for each capital measure the levels at which depository institutions will be considered "well-capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" or "critically undercapitalized". See "Regulation and Supervision - Capital Adequacy Guidelines". The appropriate federal banking agency, after notice and an opportunity for a hearing, may treat a well capitalized, adequately capitalized or undercapitalized depository institution as if it has a lower capital-based classification if it is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. Thus, an adequately capitalized institution can be subjected to the restrictions on undercapitalized institutions (provided that a capital restoration plan cannot be required of the institution) described below and an undercapitalized institution can be subject to the restrictions applicable to significantly undercapitalized institutions described below. As of December 31, 1996, the Bank meets the capital ratio requirements for a "well capitalized" bank.

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

Capital Adequacy Guidelines

The FRB has adopted risk-based capital requirements for member banks and bank holding companies. See "Management's Discussion and Analysis - Liquidity and Capital Resources".

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

Host State Regulation. Out-of-state banks seeking to acquire or establish a branch will be required to comply with any nondiscriminatory filing requirements of the host state where the branch is located. The host state may set notification and reporting requirements for a branch of an out-of-state bank. A branch of an out-of-state bank will be subject to all of the laws of the host state regarding intrastate branching, consumer protection, fair lending and community reinvestment. A branch of an out-of-state bank will not be permitted to conduct any activities at the branch which are not permissible for a bank chartered by the host state.

Community Reinvestment Act. Community Reinvestment Act ("CRA") evaluations will be required for each state in which an interstate bank has a branch. Interstate banks will be prohibited from using out-of-state branches "primarily for the purpose of deposit production". Federal banking agencies are required to adopt regulations by June 1, 1997 to ensure that interstate branches are being operated with a view to the needs of the host communities.

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

EXPOSURE TO AND MANAGEMENT OF RISK

Federal banking agencies have announced proposals to examine bank holding companies and national banks with respect to their exposure to and management of different categories of risk. Categories of risk identified by the FRB include legal risk, operational risk, market risk, credit risk, liquidity risk and reputation risk. Categories of risk identified by the OCC include interest rate risk, price risk, foreign exchange risk, transaction risk, compliance risk, strategic risk, credit risk, liquidity risk, and reputation risk. If adopted, this approach would cause bank regulators to focus on risk management procedures, rather than simply examining every asset and transaction. This approach, if adopted, would supplement rather than replace existing rating systems based on evaluation of an institution's capital, assets, management, earnings and liquidity.

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

The Company adopted FAS 121 and FAS 122 on January 1, 1996. The adoption of these accounting standards did not have a material effect on the financial position or results of operations of the Company.

In October 1995, the FASB issued FAS No. 123, "Accounting for Stock-Based Compensation" which requires a company to choose either a new fair value based method or continue to use the current Accounting Principles Board Opinion 25 (APB 25) intrinsic value based method of accounting for its stock based compensation, (stock options). For companies electing to continue with the intrinsic value based method, FAS 123 requires pro-forma disclosures of net income and earnings per share under the fair value based method. The Company has elected to continue with the intrinsic value method.

In June 1996, the FASB issued FAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." The statement requires that after a transfer of financial assets, an entity recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. This statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The FAS becomes effective for transactions occurring after December 31, 1996. The adoption of this standard has not had and is not expected to have a material effect on the financial position or results of operations of the Company.

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

ITEM 2 - PROPERTIES

The Banks corporate headquarters and headquarters banking office are located in a multi-story office building at 2101 Webster Street, Oakland, California. The Bank occupies approximately 12,500 rentable square feet of space on the 14th floor under a sublease with a term of ten years, commencing December 9, 1996 and ending on December 9, 2006. Various support and operating functions were relocated to this space in April, 1991.

The headquarters banking office is located on the ground floor of 2101 Webster Street, Oakland, California. The headquarters banking office occupies approximately 7,130 rentable square feet of ground floor space. The lease with respect to this space provides for a term of ten years ending December 9, 2006.

A regional office of the Bank is located at 2999 Oak Road, Suite 100, Walnut Creek, California; the Bank leases approximately 6,810 square feet on the ground floor of a multi-story office building.

2251 Alvarado Street, San Leandro, California; the Bank leases approximately 4,218 square feet on the lobby level of a one story office building.

2201 Walnut Avenue, Fremont, California. The Bank has a lease agreement for 2,824 square feet of space.

On April 30, 1992 the Bank assumed a lease for the Rossmoor Office, located at 1940 Tice Valley Boulevard, Walnut Creek. This space includes 6,900 square feet of frontage space located in a shopping center known as the Rossmoor Shopping Center.

On September 1, 1996 the Bank assumed a lease for the San Francisco Loan Production Office, located at 595 Market Street, 28th Floor, San Francisco. The Bank leases approximately 1,612 square feet of space.

On October 1, 1996 the Bank assumed a lease for the San Jose Loan Production Office, located at 1731 Technology Drive, Suite 595, San Jose. The Bank leases approximately 1,139 square feet of space.

Rental expense for all leases of premises was approximately $1,008,000 for the year ended December 31, 1996. Rental expense for leases of premises for 1997 is estimated to be approximately $1.0 million.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1996, no matters were submitted to a vote of security holders of the Company through solicitation of proxies or otherwise.

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

                                               Sales Price
                                             High      Low
                                          --------------------
    1995
First Quarter                                $ 6.88   $ 5.50
Second Quarter                                 7.44     6.25
Third Quarter                                  8.13     7.00
Fourth Quarter                                 7.84     6.88

    1996
First Quarter                                $ 7.63   $ 6.75
Second Quarter                                 8.75     7.50
Third Quarter                                  9.00     7.25
Fourth Quarter                                10.63     8.63

    1997
First Quarter (through March 1, 1997)        $13.00   $10.13


As of March 1, 1997, the shares of the Company were held by approximately 1,100 shareholders.

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

Shareholders' Rights Plan

On October 16, 1996, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, no par value (the "Preferred Shares"), of the Company at a price of $35.00 per one one-hundredth of a Preferred Share (the "Purchase Price"), subject to adjustment.

Initially, the Rights will be attached to all certificates representing common shares then outstanding or later issued. The Rights will separate from the common shares and a Distribution Date will occur upon the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons have acquired beneficial ownership of 10% or more of the outstanding common shares (other than a person or such a group that beneficially owned 10% or more of the outstanding common shares at the time the plan was adopted or who obtains the prior written approval of the Board of Directors) (an "Acquiring Person"), or (ii) 10 business days (or later as determined by the Board of Directors) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 10% or more of such outstanding common shares (unless the Company's Board of Directors has approved the offer).

Until the Distribution Date, the Rights will be transferred with and only with the common shares. As soon as practicable following the Distribution Date, separate certificates evidencing the Rights ("Right Certificates") will be mailed to holders of record of the common shares. The Rights are not exercisable until the Distribution Date. The Rights will expire on October 31, 2006 (the "Final Expiration Date"), unless the Rights are earlier redeemed or exchanged by the Company, in each case as described below. The Purchase Price payable, and the number of Preferred Shares or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time under certain circumstances to prevent dilution. Because of the nature of the Preferred Shares' dividend, liquidation and voting rights, the value of the one one-hundredth interest in a Preferred Share purchasable upon exercise of each Right should approximate the value of one common share.

Following a Distribution Date, each holder of a Right, other than Rights beneficially owned by an Acquiring Person (which will thereafter be void), will thereafter have the right to receive upon exercise that number of common shares (or, in the event that there are insufficient authorized common shares, substitute consideration such as cash, property, or other securities of the Company, such as Preferred Stock) having a market value of two times the exercise price of the Right. In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold, each holder of a Right will have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at time of such transaction will have a market value of two times the exercise price of the Right.

At any time the acquisition by a person or group of affiliated or associated persons of beneficial ownership 10% or more of the outstanding common shares and prior to the acquisition by such person or group of 50% or more of the outstanding common shares, the Board of Directors of the Company may exchange the Rights (other than Rights owned by such person or group which have become void), in whole or in part, at an exchange ratio of one common share, or one one-hundredth of a Preferred Share (or of a share of a class or series of the Company's preferred stock having equivalent rights, preferences and privileges), per Right (subject to adjustment).

At any time before a person becomes an Acquiring Person, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $0.001 per Right (the "Redemption Price"). After the redemption period has expired, the Company's rights of redemption may be reinstated if, prior to completion of certain recapitalizations, mergers or other business combinations, an Acquiring Person reduces its beneficial ownership to less than 10% of the outstanding common shares in a transaction or series of transactions not involving the Company. The terms of Rights may be amended by the Board of Directors of the Company without the consent of the holders of the Rights, except that from and after such time as any person becomes an Acquiring Person no such amendment may adversely affect the interests of the holders of the Rights.

A copy of the Rights Agreement describing the Rights has been filed with the Securities and Exchange Commission as an Exhibit to a Registration Statement on Form 8-A. A copy of the Rights Agreement is available free of charge from the Company. This summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, which is hereby incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth certain selected consolidated financial data of the Company for each year of the five-year period ended December 31, 1996 and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and with the consolidated financial statements presented herein.


Year Ended December 31,                               1996          1995          1994          1993          1992
                                               ----------------------------------------------------------------------
(Dollars in thousands except per share data)
Results of Operations:
       Interest income                             $   21,535    $   20,868    $   18,296    $   19,073    $   26,544
       Interest expense                                 5,398         5,036         4,876         6,499        10,315
       Net interest income                             16,137        15,832        13,420        12,574        16,229
       Provision for loan losses                          600         2,565           375           825         5,540
       Other income                                       778         1,096         1,505         1,955         1,829
       Other expense                                   10,905        11,218        12,068        26,162        17,324
       Income (loss) from continuing operations
            before income taxes                         5,410         3,145         2,482       (12,458)       (4,806)
       Provision for income taxes (benefit)             1,260           135            25             -        (1,719)
       Net income (loss) from
            continuing operations                       4,150         3,010         2,457       (12,458)       (3,087)
       Discontinued operations                              -             -          (647)         (434)           67
       Net income (loss)                           $    4,150    $    3,010    $    1,810    $  (12,892)   $   (3,020)
---------------------------------------------------------------------------------------------------------------------

Per-Share Data:
       Net income (loss) per share from
            continuing operations                  $     0.90    $     0.67    $     0.55    $    (4.49)   $    (1.23)
       Net (loss) income from
            discontinued operations                         -             -         (0.14)        (0.16)         0.02
       Net income (loss) per share                       0.90          0.67          0.41         (4.65)        (1.21)
       Book value per share                        $     7.70    $     6.54    $     5.86    $     5.45    $    11.18
       Average shares outstanding                   4,611,462     4,516,478     4,454,784     2,773,273     2,505,517
---------------------------------------------------------------------------------------------------------------------

 Balance Sheet at December 31:
       Assets                                      $  302,178    $  250,839    $  261,060    $  263,598    $  360,005
       Loans                                          183,393       154,696       154,716       172,496       224,447
       Deposits                                       266,447       220,098       233,831       237,508       320,918
       Shareholders' equity                        $   34,147    $   29,360    $   26,045    $   24,231    $   28,001
---------------------------------------------------------------------------------------------------------------------

Financial Ratios:
       Return on average assets                          1.62%         1.23%         0.70%        -4.18%        -0.78%
       Return on average shareholders' equity           13.22%        10.92%         7.25%       -51.83%       -10.33%
       Average shareholders' equity to
            average assets                              12.23%        11.22%         9.69%         8.07%         7.58%
======================================================================================================================

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company reported net income of $4.15 million or $.90 per share for the year ended December 31, 1996, compared to a net income of $3.01 million or $.67 per share for the year ended December 31, 1995. The increase in net income resulted from a reduction in the provision for loan losses, which was partially offset by an increase in the provision for income tax expense.

The Company reported net income of $3.01 million or $.67 per share for the year ended December 31, 1995, compared to a net income of $1.81 million or $.41 per share for the year ended December 31, 1994. The increase in net income resulted primarily from an increase in net interest income and a reduction in non-interest expense the benefits of which were partially offset by an increase in the provision for loan losses.

RESULTS OF OPERATIONS

Net Interest Income. Net interest income is the Company's primary source of income and represents the excess of interest income and loan fees earned by the Company on its earning assets over the interest expense paid on its interest-bearing liabilities and other borrowed money. Net interest income as a percentage of average earning assets is referred to as net interest margin.

Net interest income is affected by the rate, volume and mix of interest-earning assets and interest-bearing liabilities. During periods of rapidly changing interest rates, the Company's earnings can be significantly affected, as interest rates on the majority of its earning assets adjust to changes in interest rates immediately, while the interest rates paid on liabilities, such as time certificates of deposit, change only at the maturity of the deposit certificate.

Net interest income for 1996 totaled $16.1 million compared to $15.8 million for 1995. Total interest income increased $700,000 primarily due to an increase in volume of earning assets. Average earning assets increased $11.9 million to $238.5 million in 1996 compared to $226.6 million in 1995 due to an increase in average loans, the largest component of earning assets. Interest expense increased $362,000 to $5.4 million in 1996 from $5.0 million in 1995 due to increases in the volume and the rate paid on interest bearing deposits. Average interest bearing liabilities increased $4.2 million to $154.5 million in 1996 from $150.3 million in 1995 while the rate paid on interest bearing deposits increased 14 basis points to 3.49% for 1996 from 3.35% in 1995.

Net interest income for 1995 totaled $15.8 million compared to $13.4 million for 1994. Total interest income increased $2.6 million to $20.9 million in 1995 compared to $18.3 million in 1994 primarily due to an increase in the interest rate earned on earning assets which increased 112 basis points to 9.21% from 8.09% for 1994. Average earning assets were essentially consistent at $226.6 million and $226.2 million for 1995 and 1994, respectively. Average loans, the largest component of earning assets declined $11.4 million due to a decline in loan demand as a result of the economic recession. Total interest expense for 1995 increased $160,000 to $5.0 million in 1995 from $4.9 million in 1994 as the increase in the rate paid on interest bearing deposits was offset by a decline in the volume of interest bearing deposits. Average interest bearing liabilities declined $16.6 million to $150.3 million in 1995 from $166.9 million in 1994 while the rate paid on interest bearing deposits increase 43 basis points to 3.35% for 1995 from 2.92% in 1994.

The net interest margin decreased 17 basis points to 6.82% for 1996 from 6.99% for 1995 due to the decline in the average rate earned on earning assets of 13 basis points and the increase in the average rate paid on interest bearing deposits of 14 basis points.

The net interest margin for 1995 increased 106 basis points to 6.99% for 1995 from 5.93% for 1994. The increase was primarily attributed to a greater increase in the rate earned on earning assets of 112 basis points as compared to the increase in the rate paid on interest bearing deposits of 43 basis points.

The following table presents an analysis of the components of net interest income for 1996, 1995 and 1994.


                                                  1996                                 1995                         1994
                              ------------------------------------------------------------------------------------------------------
                                              Interest Rates                      Interest Rates               Interest Rates
                                Average   Income/    Earned/    Average   Income/    Earned/    Average     Income/     Earned/
(Dollars in thousands)          Balance   Expense 2     Paid    Balance   Expense 2     Paid    Balance     Expense 2      Paid
                              ------------------------------------------------------------------------------------------------------
ASSETS
Time deposits-other financial
  institutions                  $     -   $     -      .__%     $     -   $     -      .__%     $   332     $     9       2.71%
Securities available for Sale    14,829       926     6.24%      10,438       648     6.21%      11,912         491       4.12%
Securities held to maturity:
   Treasury securities           10,815       660     6.10%      12,694       707     5.57%      24,347       1,053       4.32%
   U.S. Government agency/CMO's  30,545     2,122     6.95%      41,299     2,728     6.61%      15,472         912       5.89%
   Municipal securities  1        4,833       348     7.21%         151        15     9.77%       1,142         114       9.99%
   Other securities               2,481       143     5.76%       2,470       146     5.91%       1,989         104       5.23%
Federal funds sold               11,371       596     5.24%      10,846       630     5.81%      10,927         464       4.25%
Loans:    2,3
  Commercial                     82,940     8,682    10.47%      68,358     7,672    11.22%      77,428       7,414       9.58%
  Real estate-construction        3,424       360    10.52%       4,804       491    10.23%       9,677         773       7.99%
  Real estate-other              59,289     6,006    10.13%      56,679     5,843    10.31%      50,359       5,070      10.07%
  Installment and other          17,944     1,814    10.11%      18,823     1,993    10.59%      22,599       1,932       8.55%
                               --------   -------    -----     --------   -------    -----     --------     -------     ------
  Loans - net                   163,597    16,862    10.31%     148,664    15,999    10.76%     160,063      15,189       9.49%
                               --------   -------    -----     --------   -------    -----     --------     -------     ------
   Total Earning Assets         238,471    21,657     9.08%     226,562    20,873     9.21%     226,184      18,336       8.11%
                               --------   -------              --------   -------              --------     -------

Cash and due from banks          17,094                          16,007                          16,047
Leasehold improvements and
 equipment                        1,614                           1,947                           2,197
Interest receivable and other
 assets                           3,644                           4,064                           5,323
Assets held for sale                275                             290                             348
Foreclosed assets                   658                             761                           1,512
Discontinued operations 4             -                               -                           9,762
Less allowance for loan losses   (5,032)                         (3,990)                         (3,953)
                               --------                        --------                        --------
  Total Assets                 $256,724                        $245,641                        $257,420
                               ========                        ========                        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
  Interest-bearing:
    Checking                   $ 24,081   $   227     0.94%         $ 21,499   $   240     1.12%    $ 22,233     $   279       1.25%
    Money market                 76,568     2,523     3.29%           82,403     2,665     3.23%      91,277       2,647       2.90%
    Time and savings             53,297     2,617     4.91%           46,227     2,120     4.59%      52,880       1,932       3.65%
    Other borrowed funds            557        31     5.59%              181        11     6.01%         513          18       3.58%
                               --------   -------    -----          --------   -------    -----     --------     -------     ------
Total Interest-Bearing
 Liabilities                    154,503     5,398     3.49%          150,310     5,036     3.35%     166,903       4,876       2.92%
                               --------   -------                   --------   -------              --------     -------
Demand deposits                  68,841                               66,372                          64,888
Other liabilities                 1,991                                1,394                             673
Shareholders' equity             31,389                               27,565                          24,956
                               --------                             --------                        --------
Total liabilities and
  Shareholders' Equity         $256,724                             $245,641                        $257,420
                               ========                             ========                        ========

Net Interest Income                       $16,259                              $15,837                           $13,460
                                          =======                              =======                           =======

Net Interest Margin                                   6.82%                                6.99%                               5.95%
                                                     =====                                =====                               =====

Tax Equivalent Adjustment 1               $   122                              $     5                           $    40
                                          =======                              =======                           =======
---------------------------------------------------------------------------------------------------------------------------------

(1) Tax-exempt interest income on municipal securities is computed using a Federal income tax rate of 35%. Interest on municipal securities was $226,000, $10,000, and $29,000 for 1996, 1995 and 1994, respectively. (2) Non-performing loans have been included in the average loan balances. Interest income is included on non-accrual loans only to the extent cash payments have been received. (3) Interest income includes amortized loan fees on commercial loans of $409,000, $428,000, and $430,000 for 1996, 1995 and 1994 respectively; fees on real estate loans of $423,000, $323,000 and $600,000 for 1996, 1995 and 1994
respectively; and fees on installment and other loans of $34,000, $19,000 and $23,000 for 1996, 1995 and 1994, respectively. (4) On September 30, 1994 the Bank sold servicing rights and related assets of its mortgage division which are reflected as discontinued operations.

The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the years ended December 31, 1996 and 1995.



                                                          Analysis of Changes in Interest Income and Expense
                                                                 Increase (Decrease) Due to Change in
                                                     1996 over 1995                                      1995 over 1994
                                ----------------------------------------------------------------------------------------------------
                                     Average             Average                          Average            Average
(in thousands)                        Volume/1/             Rate/2/      Total             Volume/1/            Rate/2/      Total
                                ----------------------------------------------------------------------------------------------------

Increase (decrease) in interest
    and fee income:
Time deposits-other financial
    institutions                 $    -                 $     -       $    -              $   (9)            $    -         $   (9)
Securities available for sale       273                       5          278                 (61)               218            157
Securities held to maturity:
    U.S. Treasury securities       (104)                     57          (47)               (503)               158           (345)
    U.S. Government agency/CMO's   (711)                    105         (606)              1,520                296          1,816
    Municipal securities            457                    (124)         333                 (79)               (20)           (99)
Other securities                      1                      (4)          (3)                 58                (17)            41
Federal funds sold                   30                     (64)         (34)                 (4)               170            166
Loans:
    Commercial                    1,636                    (626)       1,010                (867)             1,125            258
    Real estate-construction       (141)                     10         (131)               (390)               108           (282)
    Real estate-other               270                    (107)         163                 636                137            773
    Installment and other           (93)                    (86)        (179)               (323)               384             61
                                ----------------------------------------------------------------------------------------------------
Total increase (decrease)        $1,618                 $  (834)      $  784              $  (22)            $2,559         $2,537
                                ----------------------------------------------------------------------------------------------------


(Increase) decrease in
  interest expense:
Deposits:
    Interest-bearing checking    $  (29)                $    42       $   13              $    9            $   30          $   39
    Money market                    189                     (47)         142                 257              (275)            (18)
    Savings and time               (324)                   (173)        (497)                244              (432)           (188)
    Other borrowed funds            (22)                      2          (20)                 11                (4)              7
                                ----------------------------------------------------------------------------------------------------
Total (increase) decrease        $ (186)                $  (176)      $ (362)             $  521            $ (681)         $ (160)
                                ----------------------------------------------------------------------------------------------------
Total change in net interest     $1,432                 $(1,010)      $  422              $  499            $1,878          $2,377
  income
                                ----------------------------------------------------------------------------------------------------

(1) Changes not solely attributed to rate or volume have been allocated to volume. (2) Loan fees are reflected in rate variances.

Provision for Loan Losses. The provision for loan losses, which is charged to operations, is based on the growth of the loan portfolio, the amount of net loan losses incurred and management's estimation of potential future losses based on an ongoing evaluation of the portfolio risk and economic conditions. Loan losses are charged against the allowance when management believes the collectibility of principal is unlikely.

The provision for loan losses in 1996 was $600,000, compared with $2,565,000 in 1995 and $375,000 in 1994. The increase in the provision in 1995 was due to a special provision in the second quarter of 1995 following the completion of a regular examination by Federal examiners. Components of the special provision included amounts attributable to a change in the methodology of assessing the adequacy of the allowance which included increasing the provisions for unclassified loans, increasing the provision for loans classified as "special mention" and downgrading certain classified loans. The ratio of the allowance for loan losses to period end loans equaled 2.71%, 3.21% and 2.08% at December 31, 1996, 1995 and 1994, respectively.

Net charge-offs were $.6 million, $.8 million and $1.5 million in 1996, 1995 and 1994, respectively and represented .36%, .55%, and .96% of average loans outstanding for 1996, 1995 and 1994, respectively. The decrease in the volume of net charge-offs was due to an increase in the overall quality of the loans in the portfolio. See "Analysis of Loan Losses" for further discussion.

Non-Interest Income. Non-interest income for 1996 was $.8 million as compared to $1.1 million and $1.5 million for 1995 and 1994 respectively. Customer service fees were $586,000 for 1996 as compared to $595,000 for 1995 and $628,000 for 1994. Other non-interest income for 1996 was $192,000 as compared to $501,000 and $877,000 for 1995 and 1994 respectively. Included in other non-interest income were non-recurring items in 1996 of $35,000 on a legal settlement. Non-recurring income in 1995 included $132,000 of recoveries relating to the disposition of the mortgage division, interest earned on tax refunds of $57,000 and gains on the disposal of foreclosed assets of $155,000. Non-recurring income in 1994 included interest earned on income tax refunds of $126,000, rental income on foreclosed assets of $164,000 and gains on the disposal of foreclosed assets of $415,000.

Non-Interest Expense. Non-interest expense for 1996 totaled $10.9 million, a decrease of $313,000 or 3.0% from 1995. Non-interest expense totaled $11.2 million in 1995, a decrease of $850,000 or 7.0% from 1994.

Salaries and employee benefits in 1996 decreased $133,000 or 2.2% from 1995 due to a reduction in staffing levels. Full time equivalent personnel numbered 103 on December 31, 1996 compared to 108 on December 31, 1995. FDIC insurance decreased $258,000 or 99.2% to $2,000 for 1996 from $260,000 for 1995 due to a reduction in assessment rates. Expenses related to foreclosed assets and loss on sales of foreclosed assets increased $244,000 for 1996 from 1995 and was primarily related to the payment of five years of related property taxes of $202,000 on one foreclosed property.

Non-interest expense for 1995 declined $850,000 or 7.0% to $11.2 million from $12.1 million in 1994. Salaries and employee benefits in 1995 increased $364,000 or 6.4% from 1994. Full time equivalent employees were 108 on December 31, 1995 as compared to 110 on December 31, 1994. The increase in salaries and employee benefits related to accrued severance expenses associated with certain terminated employees and normal salary increases. FDIC insurance decreased $366,000 or 58.5% to $260,000 for 1995 from $626,000 for 1994 due to a reduction in assessment rates. Foreclosed asset expense declined $859,000 due to the disposition of foreclosed assets in 1994.

The following table summarizes the significant components of non-interest expense for 1996, 1995 and 1994.


                                                             Non-Interest Expense
                                                                            Dollar    Percent
(Dollars in thousands)                      1996             1995           Change     Change
                                        -----------------------------------------------------
Salaries and related benefits            $ 5,963        $ 6,096             ($133)      -2.2%
Occupancy                                  1,037            995                42        4.2%
Equipment                                    883            881                 2        0.2%
Foreclosed asset expenses                    359            115               244      212.2%
Goodwill and core deposit amortization       258            286               (28)      -9.8%
Telephone and postage                        256            252                 4        1.6%
Data processing services                     242            270               (28)     -10.4%
Marketing                                    219            189                30       15.9%
Legal fees                                   202            202                 0        0.0%
Consulting fees                              195            246               (51)     -20.7%
FDIC insurance                                 2            260              (258)     -99.2%
Other                                      1,289          1,426              (137)      -9.6%
                                        -----------------------------------------------------
     Total                               $10,905        $11,218             ($313)      -2.8%
                                        =====================================================




                                                           Non-Interest Expense
                                                                        Dollar     Percent
(Dollars in thousands)                      1995             1994       Change      Change
                                        -----------------------------------------------------
Salaries and related benefits           $ 6,096           $ 5,732       $  364        6.4%
Occupancy                                   995             1,076          (81)      -7.5%
Equipment                                   881               912          (31)      -3.4%
Goodwill and core deposit amortization      286               403         (117)     -29.0%
Data processing services                    270               251           19        7.6%
FDIC insurance                              260               626         (366)     -58.3%
Telephone and postage                       252               261           (9)      -3.4%
Consulting fees                             246               336          (90)     -26.8%
Legal fees                                  202               175           27       15.4%
Marketing                                   189               221          (32)     -14.5%
Foreclosed asset expenses                   115               974         (859)     -88.2%
Write-down loans held for sale                -                39          (39)    -100.0%
Other                                     1,426             1,062          364       34.6%
                                        -----------------------------------------------------
     Total                              $11,218           $12,068        ($850)      -7.0%
                                        =====================================================

PROVISION FOR INCOME TAXES

The income tax provision for 1996 increased to $1.26 million due to the reduced operating loss carryforwards and the Companys quasi-reorganization in July 1996. As a part of a quasi-reorganization, any future income tax benefits resulting from temporary differences, operating loss and tax credit carryforward items which arose prior to the effective date of the quasi-reorganization will be reported as a direct adjustment to capital. Accordingly, the Companys tax provision subsequent to the effective date of the quasi-reorganization represents an income tax provision at statutory tax rates.

Due to the loss incurred in 1993, deferred tax benefits in the form of an operating loss carryforward were generated. The Company utilized these benefits in 1995 and 1994 by reducing the income tax provision to $135,000 and $35,000, respectively, which represented alternative minimum taxes.

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

Included in the results of discontinued operations for 1994 is a loss on the disposal of approximately $200,000 relative to the sale and included in other non-interest income in 1995 are $132,000 of recoveries resulting from the disposition of certain mortgage division assets. Total revenues for the mortgage division were $1.7 million in 1994.

FINANCIAL CONDITION

Loans. Commercial loans totaled $92.8 million at December 31, 1996, an increase of $22.3 million or 32% from December 31, 1995. The increase is attributed to a recovering economy and an increase in loan demand.

Other real estate loans, consisting of loans for land development and "mini-perm" loans totaled $64.3 million at December 31, 1996 compared to $61.8 million at December 31, 1995 and $53.7 at December 31, 1994. Mini-perm loans are available for completed commercial and retail projects that are primarily owner occupied and are generally granted based on the rental or lease income which is the primary source of repayment to service the loan. Mini-perm loans typically have a term of three to five years and provide for principal and interest payments based on a 15 to 25 year amortization schedule with a balloon payment due at the end of the term. The major risks associated with the origination of mini-perm loans are the ability of the tenant or tenants to maintain the rental or lease payments over the life of the loan and the ability of the borrower to obtain other financing for the balloon payment at maturity.

Real estate construction loans as a percentage of total loans outstanding were 3.6% at December 31, 1996 compared to 2.6% at December 31, 1995 and 3.9% at December 31, 1994. Risks associated with real estate construction lending are generally considered to be higher than risks associated with other forms of lending and accordingly, the Company continues to fund real estate construction commitments on a limited basis with more stringent underwriting criteria.

Installment loans include loans to individuals and business customers. Personal lines of credit extended to individuals were $3.1 million or 15.8% of total installment loans at December 31, 1996 compared to $3.9 million or 21.1% at December 31, 1995. The remainder includes home equity loans, automobile loans and other personal loans.

The following table summarizes the year end loan balances for the periods shown:

                                                    December 31
                           ----------------------------------------------------------
(Dollars in thousands)          1996       1995        1994         1993       1992
                           ----------------------------------------------------------
Commercial                  $ 92,756   $ 70,417    $ 74,164     $ 87,235   $131,162
Real estate-construction       6,608      4,067       5,977       11,353     15,633
Real estate-other             64,272     61,752      53,715       50,022     48,576
Installment and other         19,757     18,460      20,860       23,886     29,076
                           ----------------------------------------------------------
     Total Loans            $183,393   $154,696    $154,716     $172,496   $224,447
                           ==========================================================

The following table shows the amount of total loans outstanding as of December 31, 1996, both by category of loan, as well as fixed versus floating interest rate which, based upon remaining scheduled repayments of principal, are due within the periods indicated.


                                                          Maturity of Loans
                                        -------------------------------------------------------
                                                          After One
                                            Within       But Within         After
(In thousands)                             One Year      Five Years       Five Years    Total
                                        -------------------------------------------------------
Commercial                                 $ 88,693        $ 3,943           $  120   $ 92,756
Real estate - construction                    6,608              -                -      6,608
Real estate - other                          48,279          9,248            6,745     64,272
Installment and other                        18,985            586              186     19,757
                                        -------------------------------------------------------
     Total                                 $162,565        $13,777           $7,051   $183,393
                                        =======================================================

Loans with fixed interest rates            $  3,739        $12,228           $6,949   $ 22,916
Loans tied to floating interest rates       158,826          1,549              102   $160,477
                                        -------------------------------------------------------
     Total                                 $162,565        $13,777           $7,051   $183,393
                                        =======================================================

The amounts presented in the table represent the contractual maturities of the related loans and do not consider rollovers (renewals) of loans. The Company does not have a policy to automatically renew loans, rather it considers the request for a renewal in substantially the same manner in which it considers the request for an initial extension of credit.

Foreclosed Assets. Foreclosed assets totaled $923,000 at December 31, 1996 as compared to $770,000 at December 31, 1995, and $600,000 at December 31, 1994. During 1996, the Company transferred $675,000 in real estate loans to foreclosed assets compared to $462,000 during 1995. At December 31, 1996, other real estate owned consisted two parcels of raw land, one totaling 4.7 and the other 9.1 acres.

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

Analysis of the Allowance for Loan Losses. The following table summarizes the changes in the allowance for loan losses for the periods shown:




                                                                            Year Ended December 31
                                                     -----------------------------------------------------------------
(Dollars in thousands)                                   1996      1995              1994              1993      1992
                                                     -----------------------------------------------------------------
Balance at beginning of year                           $4,960    $3,216            $4,371            $5,092    $5,104
Charge-offs:
       Commercial                                          95       188               786               579     1,979
       Real estate - construction                         370       884               205               452     1,980
       Real estate - other                                477        33               560               815     1,355
       Installment and other                              127       310               512               372       449
                                                     -----------------------------------------------------------------
                                    Total Charge-Offs   1,069     1,415             2,063             2,218     5,763
Recoveries:
       Commercial                                         242       336               399               485       203
       Real estate - construction                          56       144                 1                 -         -
       Real estate - other                                140        34               116               143         -
       Installment and other                               40        80                17                44         8
                                                     -----------------------------------------------------------------
                                    Total Recoveries      478       594               533               672       211
                                                     -----------------------------------------------------------------
Net charge-offs                                           591       821             1,530             1,546     5,552
Provision charged to operations                           600     2,565               375               825     5,540
                                                     -----------------------------------------------------------------
Balance at end of year                                 $4,969    $4,960            $3,216            $4,371    $5,092
                                                     =================================================================
Ratio of net charge-offs to average loans                0.36%     0.55%             0.96%             0.77%     2.17%


The balance in the allowance for loan losses at December 31, 1996 was $5.0 million or 2.71% of total loans compared to $5.0 million or 3.21% of total loans at December 31, 1995. The allowance for loan losses at December 31, 1994 was $3.2 million or 2.07% of total loans.

Net charge-offs for the year ended December 31, 1996 totaled $591,000 compared with $821,000 in 1995 and $1.5 million in 1994. The decrease in net chargeoffs was attributed to an increase in the overall quality of the loans in the portfolio.

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

                                                              Allocation of the Allowance for Loan Losses
                                                                                  December 31,
                                                1996                               1995                           1994
                             ------------------------------------------------------------------------------------------------------
(Dollars in thousands)                Amount           %                  Amount        %                  Amount            %
Commercial                          $2,470             50.6%             $2,487         45.5%            $1,625              47.9%
Real estate - construction             234              3.6%                 95          2.6%               285               3.9%
Real estate - other                  1,795             35.0%              1,833         40.0%               885              34.7%
Installment and other                  470             10.8%                545         11.9%               421              13.5%
                             ------------------------------------------------------------------------------------------------------
Total                               $4,969            100.0%             $4,960        100.0%            $3,216             100.0%
                             ------------------------------------------------------------------------------------------------------


                                                       Allocation of the Allowance for Loan Losses
                                                                       December 31,
                                                             1993                                     1992
                                            ---------------------------------------------------------------------
(Dollars in thousands)                               Amount             %                     Amount            %
Commercial                                           $2,456         50.6%                    $1,938         58.4%
Real estate - construction                              615          6.6%                     1,545          7.0%
Real estate - other                                     683         29.0%                     1,041         21.6%
Installment and other                                   617         13.8%                       568         13.0%
                                            ---------------------------------------------------------------------
Total                                                $4,371        100.0%                    $5,092        100.0%
                                            ---------------------------------------------------------------------

The Company conducts a systematic detailed review of the loan portfolio on an ongoing basis. Considering historical experience, management's evaluation of current economic conditions, the detailed review of the loan portfolio and trends in the overall level of delinquent and classified loans, management believes the allowance for loan losses was adequate at December 31, 1996.

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

The Company adopted Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by Statement of Financial Accounting Standards No. 118 (collectively referred to as FAS 114) on January 1, 1995. FAS 114 requires entities to measure certain impaired loans based on the present value of future cash flows discounted at the loan's effective interest rate or at the loan's market value or the fair value of the collateral, if the loan is secured. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. If the measurement of the impaired loan is less than the recorded investment in the loan, impairment is recognized by creating or adjusting the existing allocation of the allowance for loan losses. Impaired loans are treated as nonaccrual loans for accounting and reporting purposes. For the year ended December 31, 1996, interest income that would have been recorded on nonaccrual loans had they performed in accordance with their original terms was $244,000. There was no interest income recognized on nonaccrual loans in 1996.

The following table provides information with respect to all non-performing assets.


                                                                Non-Performing Assets
                                                                     December 31,
(Dollars in thousands)                     1996            1995            1994            1993            1992
                                          -----------------------------------------------------------------------
Loans 90 days or more past due and
  still accruing                          $  322          $  325          $  491           $1,774         $ 3,650
Non-accrual and impaired loans             2,811           2,859           3,412            1,978           5,058
Other assets held for sale                   275             275             306              489               -
Foreclosed assets                            923             770             600            5,389          21,160
                                          ------          ------          ------           ------         -------
  Total Non-Performing Assets             $4,331          $4,229          $4,809           $9,630         $29,868
                                          ======          ======          ======           ======         =======
Non-performing assets to period end
  loans plus other real estate owned
  and foreclosed assets                     2.35%           2.70%           3.09%            5.40%          12.16%
                                          ======          ======          ======           ======         =======


Non-accrual and impaired loans included $2.2 million in real estate loans, $441,000 in commercial loans, and $190,000 in consumer loans. Loans past due 90 days or more and still accruing included two commercial loans. In management's opinion, there are no loans included in loans past due 90 days or more and still accruing on December 31, 1996 that present significant exposure to the Company because they are well secured and in process of collection.

Potential Problem Loans. At December 31, 1996 there were no loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed in the discussion above that (i) represented or resulted from trends or uncertainties which management anticipated would have a material impact on future operating results, liquidity or capital resources, or (ii) represented material credits about which management was aware of information that would cause serious doubt as to the ability of the borrower to comply with the loan repayment terms.

Investment Portfolio. The Bank invests excess funds in a variety of instruments in order to manage liquidity and enhance profitability. A portion of available funds are invested in liquid investments such as overnight federal funds with the balance invested in investment securities such as U.S. Treasury and Agency securities, as well as tax-exempt municipal bonds. The Company has increased its investment in municipal securities to benefit from the higher after-tax yields on bank qualified municipal securities. See "Liquidity".

The composition of the Company's portfolio of securities available for sale, securities held to maturity and other securities is shown in the table below at book value.


                                              Securities Available for Sale
                                           ------------------------------------
                                                        December 31
(In thousands)                               1996          1995           1994
                                           ------------------------------------
U.S. Treasury obligations                  $12,207       $ 5,011        $ 9,965
Obligations of governmental agencies        14,664         5,010              -
                                           ------------------------------------
     Total                                 $26,871       $10,021        $ 9,965
                                           ====================================

                                                   Securities Held to Maturity
                                           ----------------------------------------
                                                          December 31
(In thousands)                                1996            1995           1994
                                           ----------------------------------------
U.S. Treasury obligations                  $10,882         $10,756          $19,838
Obligations of governmental agencies        19,029          40,272           37,738
Collateralized mortgage obligations            128             171              205
Municipal securities                        11,272               -              229
                                           ----------------------------------------
     Total                                 $41,311         $51,199          $58,010
                                           ========================================

                                                       Other Securities
                                           ----------------------------------------
                                                          December 31
(In thousands)                                1996            1995           1994
                                           ----------------------------------------
Federal Reserve Bank stock                 $  974           $  823           $  725
Federal Home Loan Bank stock                  787              813              826
                                           ----------------------------------------
     Total                                 $1,761           $1,636           $1,551
                                           ========================================

The following tables summarize the maturities and yields of the Company's investment securities at December 31, 1996. Yields have been computed by dividing annual interest income, adjusted for amortization of premium and accretion of discount, by the average book value of the securities. Yields on tax-exempt securities have not been adjusted to a fully tax equivalent basis. There were no scheduled maturities greater than ten years.

                                                                    Securities Available for Sale
                                                                               Maturing
                             ----------------------------------------------------------------------------------------------
                                                                 After One
                                            Within               But Within                After
                                           One Year              Five Years              Five Years                  Total
                             ----------------------------------------------------------------------------------------------
(Dollars in thousands)          Amount      Yield       Amount      Yield       Amount       Yield       Amount      Yield
U.S. Treasury obligations            -         -%       $12,207      6.57%           -          -%       $12,207      6.57%
Obligations of governmental          -         -%       $14,664      6.31%           -          -%       $14,664      6.31%
 agencies
                              ---------------------------------------------------------------------------------------------
     Total                           -         -%       $26,871      6.36%           -          -%       $26,871      6.36%
                              =============================================================================================

                                                                    Securities Available for Sale
                                                                               Maturing
                             ----------------------------------------------------------------------------------------------
                                                                 After One
                                            Within               But Within                After
                                           One Year              Five Years              Five Years                  Total
                             ----------------------------------------------------------------------------------------------
(Dollars in thousands)          Amount      Yield       Amount      Yield       Amount       Yield       Amount      Yield
U.S. Treasury obligations        $ 4,992    6.31%       $ 5,890      6.12%           -          -%       $10,882     6.21%

Obligations of governmental       10,991    7.04%         8,038      7.65%           -          -%       $19,029     7.29%
 agencies
Collateralized mortgage                -       -%             -         -%         128       8.90%       $   128     8.90%
 obligations
Municipal securities                   -       -%             -         -%      11,272       4.77%       $11,272     4.77%

                             ----------------------------------------------------------------------------------------------
     Total                       $15,983     6.81%      $13,928      7.00%     $11,400       4.82%       $41,311     6.32%
                             ==============================================================================================

                                                                  Other Securities
                                                                      Maturing
                             ----------------------------------------------------------------------------------------------
                                                                 After One
                                            Within               But Within                After
                                           One Year              Five Years              Five Years                  Total
                             ----------------------------------------------------------------------------------------------
(Dollars in thousands)          Amount      Yield       Amount      Yield       Amount       Yield       Amount      Yield
Federal Reserve Bank stock      $   974      5.29%            -         -%           -          -%          $974     5.29%

Federal Home Loan Bank stock        787      6.00%            -         -%           -          -%           787     6.00%
                             ----------------------------------------------------------------------------------------------
     Total                      $ 1,761      5.68%            -         -%           -          -%        $1,761     5.68%
                             ==============================================================================================

As of December 31, 1996 securities of no single issuer in the investment portfolio exceeded ten percent of the Company's shareholders' equity.

Deposits. The table below sets forth certain information regarding trends in the Bank's average deposits for 1996, 1995, and 1994.


                                                   Deposits
                               --------------------------------------------------------
                                 1996                1995                1994
                               --------------------------------------------------------
(Dollars in thousands)          Amount      %       Amount      %       Amount      %
Demand                         $ 68,841    30.9%   $ 66,372    30.7%   $ 64,888    28.0%
Interest-bearing checking        24,081    10.8%     21,499     9.9%     22,223     9.6%
Money market                     76,568    34.4%     82,403    38.1%     91,277    39.5%
Savings and time                 53,297    23.9%     46,226    21.4%     52,880    22.9%
                               --------------------------------------------------------
     Total                     $222,787   100.0%   $216,500   100.0%   $231,268   100.0%
                               ========================================================

Average deposits increased $6.3 million or 2.9% in 1996 to $222.8 million from $216.5 million in 1995 and decreased $14.8 million or 6.4% from 1994 of $231.3 million. The increase in deposits is attributed to an increase in average deposits maintained by various loan customers. Average loans outstanding increased $14.9 million or 10.0% in 1996 and decreased $11.4 million or 7.1% in 1995 compared to 1994.

Average time certificates of deposit over $100,000 constituted 20.5%, 13.8%, and 12.4% of total average deposits for 1996, 1995, and 1994, respectively. Average public time deposits constituted 1.5%, 2.0%, and 2.1% of average total deposits for 1996, 1995, and 1994, respectively. All public time certificates of deposit are from local government agencies located in Alameda and Contra Costa counties.

At December 31, 1996, certificates of deposit over $100,000 totaling $45.1 million or 16.9% of total deposits were scheduled to mature within a year. At December 31, 1995, certificates of deposit over $100,000 totaling $29.1 million or 13.2% of total deposits were scheduled to mature within a year. Certificates of deposit over $100,000 are generally considered a higher cost and less stable form of funding than lower denomination deposits and may represent a greater risk of interest rate and volume volatility than small retail deposits. Management believes that the presumed volatility of such deposits presents acceptable risk and payment of such certificates of deposit would not have a material impact on the liquidity position of the Company. The Company has no brokered deposits and does not intend to solicit such deposits.

Time certificates of deposit over $100,000 or more at December 31, 1996 had the following schedule of maturities.


(In thousands)
Three months or less                       $15,318
Over three months through six months        20,918
Over six months through twelve months        8,898
Over twelve months                             668
                                           -------
Total                                      $45,802
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

The table below sets forth the distribution of repricing of the earning assets and interest-bearing liabilities for the respective periods at December 31, 1996.


                                           Assets or Liabilities Which Mature or Reprice
                                                Next day            Over one
                                               and within          but within             Over
(Dollars in thousands)          Immediately     one year           five years          five years           Total
                                ----------------------------------------------------------------------------------
Interest-earning asets:
U.S. Treasury securities            $     -      $  4,992          $18,098             $      -           $ 23,090
U.S. government agencies                  -        10,991           22,701                    -             33,692
Municipal securities                      -             -                -               11,272             11,272
Collateralized mortgage
     obligations                          -             -                -                  128                128
Other securities                          -         1,761                -                    -              1,761
Federal funds                        29,300             -                -                    -             29,300
Loans:  Commercial loans                  -        88,693            3,943                  120             92,756
Real estate - construction                -         6,608                -                    -              6,608
Real estate other                         -        48,279            9,248                6,745             64,272
Installment and other                     -        18,985              586                  186             19,757
                                ----------------------------------------------------------------------------------
     Total                          $29,300      $180,309          $54,576             $ 18,451           $282,636
                                ----------------------------------------------------------------------------------
Interest-bearing liabilities:
Checking                            $26,245      $      -          $     -             $      -           $ 26,245
Money market                              -        85,012                -                    -             85,012
Time and savings                          -        67,694            3,136                    -             70,830
                                ----------------------------------------------------------------------------------
     Total                          $26,245      $152,706          $ 3,136             $      -           $182,087
                                ----------------------------------------------------------------------------------

Interest rate sensitivity gap       $ 3,055      $ 27,603          $51,440             $ 18,451           $100,549
                                ----------------------------------------------------------------------------------
Cumulative interest rate
     sensitivity gap                $ 3,055      $ 30,658          $82,098             $100,549
                                ----------------------------------------------------------------------------------
Interest rate sensitivity gap
     ratio (as percent of
     total earning assets)             1.08%         9.77%           18.20%                6.53%             35.58%


Cumulative interest rate
     sensitivity gap ratio
     (as percent of total
     earning assets)                   1.08%        10.85%           29.05%               35.58%



LIQUIDITY AND CAPITAL RESOURCES

Liquidity. Liquidity management refers to the Bank's ability to acquire funds to meet loan demand, fund deposit withdrawals and to service other liabilities as they come due. To augment liquidity, the Bank has informal Federal Funds borrowing arrangements with correspondent banks totaling $24.0 million, maintains a credit arrangement with the Federal Reserve Bank of San Francisco for open window borrowing and is a member of the Federal Home Loan Bank of San Francisco and through such membership has the ability to pledge qualifying collateral for short term (up to six months) and long term (up to five years) borrowing. At December 31, 1996 there were no outstanding advances.

Additionally, at December 31, 1996, unpledged U.S. government securities that are available to secure additional borrowing in the form of reverse repurchase agreements totaled approximately $47.4 million. At December 31, 1996 and 1995, the Bank had no outstanding borrowings under such arrangements.

The liquidity position of the Bank as of December 31, 1996 improved from the prior year as cash and cash equivalents provided from operating and financing activities exceeded cash and cash equivalents required by investing activities. Cash and cash equivalents provided by operations and financing activities were $5.7 million and $45.6 million respectively. Cash and cash equivalents totaling $46.0 million were used in the Company's investing activities to fund the growths in the loan portfolio and to purchase additional securities.

The liquidity position of the Company may be expressed as the ratio of (a) cash, federal funds sold, other unpledged short term investments and marketable securities, including those maturing after one year, divided by (b) total assets, less pledged securities. Using this definition, at December 31, 1996, the Company had a liquidity ratio of 36.5% compared to 37.6% at December 31, 1995.

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

Capital Resources. Shareholders' equity was $34.1 million at December 31, 1996, an increase of $4.8 million or 16.3% compared with $29.4 million at December 31, 1995.

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

At December 31, 1996, the Company's risk-based capital ratio was 16.10%. The following table sets forth the Company's regulatory capital position as of December 31, 1996.


                                          Risk-Based Capital Ratios
                                    ------------------------------------
(Dollars in thousands)                          Amount             Ratio
                                    ------------------------------------
Tier 1 Capital                                $ 32,635            14.84%
Tier 1 minimum requirement                       8,797             4.00%
                                    ------------------------------------
Excess                                        $ 23,838            10.84%
                                    ------------------------------------

Total Capital                                 $ 35,412            16.10%
Total Capital minimum requirement               17,594             8.00%
                                    ------------------------------------
Excess                                        $ 17,818             8.10%
                                    ------------------------------------
Risk-adjusted assets                          $219,928
                                    ------------------

Leverage ratio                                                    11.27%
Leverage ratio minimum requirement                                 4.00%
                                                                --------
Excess                                                             7.27%
                                                                --------



The leverage ratio guidelines effectively require maintenance of a minimum ratio of 4% Tier 1 capital to total assets for the most highly-rated bank holding company organizations. The leverage guidelines operate in tandem with and are in addition to the risk-based ratio requirements. At December 31, 1996, the Company's leverage ratio was 11.27%. The Company has not been advised by any regulatory agency that it is deficient with respect to its capital ratios. Management is unaware of any current recommendations by regulatory authorities which, if implemented, would have a material adverse impact on future operating results, liquidity or capital resources.

QUARTERLY DATA

The following table sets forth unaudited data regarding the Company's operations for each quarter of 1996 and 1995. This information, in the opinion of management, includes all adjustments necessary to present fairly the Company's results of operations for such periods, consisting only of normal recurring adjustments for the periods indicated. The operating results for any quarter are not necessarily indicative of results for any future period.


                                                                          Quarter Ended
                                           Dec 31,   Sep 30,   June 30,      Mar 31       Dec 31,   Sep 30,   June 30,   Mar 31
                                            1996      1996       1996         1996         1995      1995       1995      1995
                                        ---------------------------------------------------------------------------------------
(In thousands, except per share data)
Total interest income                       $5,950    $5,465     $5,028      $5,092        $5,203    $5,142     $5,313   $5,210
Total interest expense                       1,713     1,417      1,132       1,136         1,213     1,215      1,303    1,305
Net interest income                          4,237     4,048      3,896       3,956         3,990     3,927      4,010    3,905
Provision for loan losses                       75        75        225         225           200       625      1,440      300
Net income                                   1,190     1,050        985         925           985       875        370      780
Earnings per share:
     Primary                                $ 0.26    $ 0.23     $ 0.21      $ 0.20        $ 0.22    $ 0.19     $ 0.08   $ 0.18
     Fully-diluted                          $ 0.26    $ 0.23     $ 0.21      $ 0.20        $ 0.22    $ 0.19     $ 0.08   $ 0.18



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

                                   PART III

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

                                   PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statement Schedule
The following is an index of the financial statements filed in this report:

CONSOLIDATED FINANCIAL STATEMENTS

                                                                             Page
                                                                             ----
     Independent Auditors' Report - KPMG Peat Marwick LLP.................   F-1
     Consolidated Balance Sheets as of December 31, 1996
     and December 31, 1995................................................   F-2
     Consolidated Statements of Operations for the years ended
     December 31, 1996, December 31, 1995 and December 31, 1994...........   F-3

 Consolidated Statements of Changes in Shareholders' Equity for the
 years ended December 31, 1996, December 31, 1995 and
 December 31, 1994....................................................   F-5
 Consolidated Statements of Cash Flow for the years ended
 December 31, 1996, December 31, 1995 and December 31, 1994...........   F-6
 Notes to Consolidated Financial Statements...........................   F-8

Information required in the schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission either is not applicable or is shown in the Consolidated Financial Statements or Notes thereto.

(b) Reports on Form 8-K
No reports on Form 8-K were filed for the three months ended December 31, 1996.

(c) Exhibits
The exhibits listed below are filed or incorporated by reference, as part of this report pursuant to Item 601 of Regulation S-K.

                                                                                    Sequentially
Exhibit                                                                               Numbered
Number        Exhibit                                                                   Page
-------       -------                                                                   ----
3.1 (5)      Restated Articles of Incorporation of the Company....................       -
3.2 (1)      Bylaws of the Company................................................       -
3.3 (2)      Amendment to Article Five of bylaws adopted January 20, 1988.........       -
3.4 (7)      Amendment to Article Four of the bylaws adopted July 15, 1992........       -
4   (14)     Rights Agreement between Civic BanCorp and ChaseMellon
             Shareholder Services LLC dated as of November 8, 1996 including
             Form of Right Certificate attached thereto as Exhibit B..............       -
10.1 (1)*    1984 Stock Option Plan and Form of Stock Option Agreement............       -
10.2 (2)*    Amendment to 1984 Stock Option Plan adopted November 20, 1985........       -
10.3 (3)*    Amendment No. 2 to 1984 Stock Option Plan adopted February 18,
               1988...............................................................       -
10.4 (3)*    Amendment No. 3 to 1984 Stock Option Plan adopted May 7, 1988........       -
10.5 (7)*    Amendment No. 4 to 1984 Stock Option Plan adopted May 3, 1990........       -
10.7 (6)     Lease for bank premises in Oakland dated December 21, 1989
               between Bank and Blue Cross of California as sublessor.............       -
10.12*(8)    Employment agreement between the Bank and Herbert C. Foster
               dated December 31, 1992............................................       -
10.13*(9)    1994 Stock Option Plan...............................................       -
10.14(10)    Servicing Rights and Servicing Contracts Purchase Agreement
               dated as of September 1, 1994 between the Bank and United
               National Mortgage Corporation......................................       -
10.15(12)    1995 Non-employee Director Stock Option Plan.........................       -
10.16(13)    CivicBank of Commerce Profit Sharing Retirement Plan.................
21           List of Subsidiaries.................................................
23.1         Consent of KPMG Peat Marwick LLP as to incorporation by reference of report on financial statements in Form S-8......................

             *  Management contract, compensation plan or arrangement
________________________________________________________________________________

(1)          Incorporated by reference from the exhibits included with the
               Form S-1 Registration Statement (Registration Number 2-91493) previously filed with the Commission.

(2)          Incorporated by reference from the exhibits included with the
               Annual Report on Form 10-K for the year ended December 31,
               1985, previously filed with the Commission.
(3)          Incorporated by reference from the exhibits included with the
               Company's Form S-8 Registration Statement (Registration Number 33-15783) filed with the Commission on July 13, 1988.
(4)          Incorporated by reference from the exhibits included with the
               Annual Report on Form 10-K for the year ended December 31, 1986, previously filed with the Commission.
(5)          Incorporated by reference from the exhibits included with the
               Company's S-2 Registration Statement (Registration Number 33-31355) filed with the Commission on October 3, 1989.
(6)          Incorporated by reference from the exhibits included with the
               Annual Report on Form 10-K for the year ended December 30, 1989, previously filed with the Commission.
(7)          Incorporated by reference from the exhibits included with the
               Annual Report on Form 10-K for the year ended December 31, 1990, previously filed with the Commission.
(8)          Incorporated by reference from the exhibits included with the
               Annual Report on Form 10-K for the year ended December 31, 1992, previously filed with the Commission.
(9)          Incorporated by reference from the exhibits included with the
               Form S-8 Registration Statement (Registration Number 33-82460) previously filed with the Commission.
(10)         Incorporated by reference from the exhibits included with the
               Form 8-K Current Report dated September 30, 1994.
(11)         Incorporated by reference from the exhibits included with the
               Form 8-K Current Report dated April 28, 1994.
(12)         Incorporated by reference from the exhibits included with the
               Form S-8 Registration Statement (Registration Number 33-94566) previously filed with the commission.
(13)         Incorporated by reference from the exhibits included with the
               Form S-8 Registration Statement (Registration Number 33-65309) previously filed with the commission.
(14)         Incorporated by reference from the exhibits included with the
               Form 8-A Rights Agreement (Registration Number 0-13287).

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

                         Date: March 19, 1997
                               --------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Herbert C. Foster            /s/ Gerald J. Brown
---------------------------      --------------------------------
Herbert C. Foster                Gerald J. Brown
President                        Chief Financial Officer and
Chief Executive Officer and      Principal Accounting Officer
Director


/s/ C. Donald Carr               /s/ David L. Cutter
---------------------------      --------------------------------
C. Donald Carr, Director         David L. Cutter, Director


/s/ John W. Glenn                /s/ Paul R. Handlery
---------------------------      --------------------------------
John W. Glenn, Director          Paul R. Handlery, Director


/s/ Paul C. Kepler               /s/ James C. Johnson
---------------------------      --------------------------------
Paul C. Kepler, Director         James C. Johnson, Director


/s/ Edward G. Mein               /s/ Dale D. Reed
----------------------------     --------------------------------
Edward G. Mein, Director         Dale D. Reed, Director


/s/ Edward G. Roach              /s/ Barclay Simpson
---------------------------      --------------------------------
Edward G. Roach, Director        Barclay Simpson, Director



Date:  March 19, 1997
      ---------------

INDEPENDENT AUDITORS' REPORT
----------------------------


The Board of Directors
Civic BanCorp

We have audited the accompanying consolidated balance sheets of Civic BanCorp and subsidiary (the Company) as of December 31, 1996, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Civic BanCorp and subsidiary as of December 31, 1996 and 1995, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.



January 15, 1997

CIVIC BANCORP AND SUBSIDIARY
----------------------------

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1996 AND 1995 (IN THOUSANDS EXCEPT SHARES)
-------------------------------------------------------------


                                                           1996         1995
                                                     --------------------------
ASSETS
------
Cash and due from banks                                 $   16,929   $   16,758
Federal funds sold                                          29,300       14,800
                                                     --------------------------
   Total cash and cash equivalents                          46,229       31,558
Securities available for sale                               26,871       10,021
Securities held to maturity (market value
   of $41,667 and $52,163, respectively)                    41,311       51,199
Other securities                                             1,761        1,636
Loans:
  Commercial                                                92,756       70,417
  Real estate-construction                                   6,608        4,067
  Real estate-other                                         64,272       61,752
  Installment and other                                     19,757       18,460
                                                     --------------------------
  Total loans                                              183,393      154,696
  Less allowance for loan losses                             4,969        4,960
                                                     --------------------------
  Loans - net                                              178,424      149,736
Interest receivable and other assets                         4,921        3,914
Leasehold improvements and equipment - net                   1,463        1,730
Foreclosed assets                                              923          770
Other assets held for sale                                     275          275
                                                     --------------------------
TOTAL ASSETS                                            $  302,178   $  250,839
                                                     ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
LIABILITIES:
Deposits:
  Noninterest bearing                                   $   84,337   $   73,149
  Interest-bearing:
    Checking                                                26,245       24,791
    Money market                                            85,035       68,151
    Time and savings                                        70,830       54,007
                                                     --------------------------
  Total deposits                                           266,447      220,098
Accrued interest payable and other liabilities               1,584        1,381
                                                     --------------------------
  Total liabilities                                        268,031      221,479

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock no par value; authorized
   10,000,000 shares; none issued and
    outstanding
Common stock no par value; authorized
   10,000,000 shares; issued and
    outstanding, 4,431,895 and 4,488,485 shares,
    respectively                                            31,739       36,751
Retained deficit                                                 -       (7,411)
Retained earnings, (subsequent to July 1,1996
  date of quasi-reorganization, total deficit
  eliminated $5.5 million)                                   2,240            -
Net unrealized gain on securities
   available for sale                                          168           20
                                                     --------------------------
  Total shareholders' equity                                34,147       29,360
                                                     --------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $  302,178   $  250,839
                                                     ==========================


See notes to consolidated financial statements.

CIVIC BANCORP AND SUBSIDIARY
----------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(IN THOUSANDS EXCEPT SHARES AND PER SHARES AMOUNTS)
---------------------------------------------------

                                                1996         1995         1994
                                           -------------------------------------
INTEREST INCOME:
Loans                                      $   16,862   $   15,999   $   15,189
Securities available for sale,
  securities held to maturity,
  and other securities                          3,851        4,229        2,605
Tax exempt securities                             226           10           29
Federal funds sold                                596          630          464
Interest-bearing deposits with banks                -            -            9
                                           -------------------------------------
Total interest income                          21,535       20,868       18,296

INTEREST EXPENSE:
Deposits                                        5,367        5,025        4,858
Other borrowings                                   31           11           18
                                           ------------------------------------
Total Interest Expense                          5,398        5,036        4,876
                                           ------------------------------------

NET INTEREST INCOME                            16,137       15,832       13,420

Provision for loan losses                         600        2,565          375
                                           ------------------------------------
Net Interest Income After
  Provision for Loan Losses                    15,537       13,267       13,045

NON-INTEREST INCOME:
Customer service fees                             586          595          628
Other                                             192          501          877
                                           -------------------------------------
Total Non-Interest Income                         778        1,096        1,505

NON-INTEREST EXPENSE:
Salaries and employee benefits                  5,963        6,096        5,732
Occupancy                                       1,037          995        1,076
Equipment                                         883          881          912
Foreclosed asset expense                          316          115          619
Goodwill and core deposit amortization            258          286          403
Telephone and postage                             256          252          261
Data processing services                          242          270          251
Marketing                                         219          189          221
Legal fees                                        202          202          175
Consulting fees                                   195          246          336
Loss on sale of foreclosed assets                  43            -          355
FDIC insurance                                      2          260          626
Write-down on other assets held for                 -            -           39
sale
Other                                           1,289        1,426        1,062
                                           -------------------------------------
Total Non-Interest Expense                     10,905       11,218       12,068
                                           -------------------------------------

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES                             5,410        3,145        2,482
Income tax expense                              1,260          135           25
                                           -------------------------------------
Income from continuing operations          $    4,150   $    3,010   $    2,457
                                           -------------------------------------

                                                                     (Continued)

CIVIC BANCORP AND SUBSIDIARY
----------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994  (CONTINUED)
(IN THOUSANDS EXCEPT SHARES AND PER SHARES AMOUNTS)
---------------------------------------------------

INTEREST INCOME:

DISCONTINUED OPERATIONS:
Loss from operations and sale
  of discontinued mortgage division                 -            -         (647)
                                        ---------------------------------------
Net Income                                 $    4,150   $    3,010   $    1,810
                                        =======================================

NET INCOME PER COMMON SHARE:
  From continuing operations                    $0.90        $0.67        $0.55
  From discontinued operations                  $0.00        $0.00       ($0.14)
                                        ---------------------------------------
Net Income Per Common Share                     $0.90        $0.67        $0.41
                                        =======================================

Weighted average shares outstanding
 to compute net income per common
 share                                      4,611,462    4,516,478    4,454,784
                                        =======================================

See notes to consolidated financial
 statements


CIVIC BANCORP AND SUBSIDIARY
----------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(In Thousands Except Shares)

------------------------------------------------------------------------------------------------------------------------

                                                          .....COMMON STOCK......     RETAINED    UNREALIZED
                                                          SHARES           AMOUNT     EARNINGS    GAIN (LOSS)      TOTAL
                                                          ------           ------     --------    ----------       -----
Balance, January 1, 1994                                4,447,643         $36,456     $(12,231)      $  6         $24,231

Stock issued and options exercised                            302              11                                      11

Net income                                                                               1,810                      1,810

Unrealized loss on securities
 available for sale                                                                                    (7)             (7)
                                                        ---------         -------     --------       ----         -------

Balance, December 31, 1994                              4,447,945          36,467      (10,421)        (1)         26,045

Stock options exercised                                    40,540             284                                     284

Net income                                                                               3,010                       3,010

Unrealized gain on securities
  available for sale                                                                                   21               21
                                                        ---------         -------     --------       ----         -------

Balance, December 31, 1995                              4,488,485          36,751       (7,411)        20           29,360

Stock options exercised                                    43,410             277                                      277

Stock repurchase                                         (100,000)           (986)                                    (986)

Transfer of retained earnings deficit
  to paid-in capital to effect
  quasi-reorganization as of July 1, 1996                                  (5,501)       5,501                           -

Net income                                                                               4,150                       4,150

Recognition of net deferred tax assets
 originating prior to quasi-reorganization                                  1,198                                    1,198


Unrealized gain on securities
  available for sale                                                                                  148              148
                                                        ---------         -------     --------       ----         -------

Balance, December 31, 1996                              4,431,895         $31,739       $2,240       $168          $34,147

See notes to consolidated financial statements.


CIVIC BANCORP AND SUBSIDIARY
----------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(IN THOUSANDS)
-----------------------------------------------------------------------------------------------------------------

                                                                                 1996          1995          1994
                                                                           ----------     ---------     ---------
Cash flows from operating activities:
Net income                                                                  $   4,150      $  3,010      $  1,810
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                                     600         2,565           375
    Depreciation and amortization                                                 862         1,806         1,340
    Write down (gain) on foreclosed assets                                         66          (135)            2
    Write down on other assets held for sale                                        -             -            39
     Loss on sale of discontinued operations                                        -             -           200
     Net loss on other assets owned                                                50            39           106
     Amortization deferred loan fees                                              (36)           57          (140)
     Other non-cash expense                                                         -            21             -
Net cash provided by discontinued operations                                        -             -        14,548
Change in other assets and liabilities:
     (Increase) decrease in interest receivable and other assets                 (176)          745           923
     Increase (decrease) in accrued interest and other liabilities                203           197          (675)
                                                                           ----------     ---------     ---------
Net cash provided by operating activities                                       5,719         8,305        18,528

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                             (434)         (300)         (657)
Paydown on assets held for sale                                                     -            31            40
Net (increase) decrease in loans                                              (29,927)       (1,320)       14,835
Expenditures on foreclosed assets                                                   -           (23)         (333)
Proceeds from sales of foreclosed assets                                          456           450         6,780
Activity in securities held to maturity:
  Proceeds from maturities                                                     18,361        17,288        21,485
  Purchase of securities                                                       (8,392)      (11,126)      (48,855)
Activity in securities available for sale:
  Proceeds from maturities                                                     10,000        10,000        30,145
  Purchase of securities                                                      (26,752)      (10,007)      (29,904)
Proceeds from sale of mortgage division                                             -             -         2,795
                                                                           ----------     ---------     ---------
Net cash (used in) provided by investing activities                           (36,688)        4,993        (3,669)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                            46,349       (13,733)       (3,677)
Proceeds from exercise of stock options                                           277           263            11
Purchase of common stock                                                         (986)            -             -
                                                                           ----------     ---------     ---------
Net cash provided by (used in) financing activities                            45,640       (13,470)       (3,666)

                                                                                                       (Continued)



CIVIC BANCORP AND SUBSIDIARY
----------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994  (CONTINUED)
(In Thousands)
-----------------------------------------------------------------------------------------

                                                              1996      1995       1994
                                                             -------   -------    -------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                 14,671      (172)    11,193
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                   31,558    31,730     20,537
                                                             -------   -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $46,229   $31,558    $31,730
                                                             =======   =======    =======

OTHER CASH FLOW INFORMATION:
Cash paid for interest                                       $ 5,140   $ 4,896    $ 4,967
Cash paid for income taxes                                     1,882        85          1
Loans transferred to other real estate                           675       462      1,660
 owned

See notes to consolidated financial statements.

CIVIC BANCORP AND SUBSIDIARY
----------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Civic BanCorp (BanCorp) is a registered bank holding company headquartered in Oakland, California. The BanCorps principal line of business is a commercial bank. The BanCorp is tailored to providing personalized services to independent businesses and professional firms in Alameda, San Francisco, Santa Clara and Contra Costa counties.

     The consolidated financial statements of Civic BanCorp and subsidiary (the Company) are prepared in conformity with generally accepted accounting principles and prevailing practices within the banking industry. The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

     Principles of consolidation - The consolidated financial statements
     ---------------------------
     include the accounts of BanCorp and its wholly owned subsidiary, CivicBank of Commerce (Bank). All material intercompany transactions and accounts have been eliminated in consolidation.

     Cash and cash equivalents - Cash and cash equivalents include cash on hand,
     -------------------------
     amounts due from banks and federal funds sold with maturities less than 90 days.

     Investment securities - The Company accounts for its securities in
     ---------------------
     accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" as follows:

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

     Other securities - Other securities include stock in the Federal Reserve
     ----------------
     Bank and Federal Home Loan Bank, and are carried at the lower of cost or market. The Bank is required to hold six percent of capital in Federal Reserve Bank common stock.

     Loans - Loans are stated at the principal amount outstanding, reduced by
     -----
     the allowance for loan losses. Interest on loans is calculated by using the simple interest method on the daily balance of the principal amount outstanding.


     Loans are placed on nonaccrual status when principal or interest is past due for 90 days, unless the loan is well secured and in the process of collection or if the loan is considered to be impaired. An impaired loan is one which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. From the time a loan is placed on nonaccrual status, interest is recorded only when cash is received and any interest income previously accrued but not collected is reversed. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

     All nonrefundable loan origination fees and commitment fees, net of related costs, are deferred and amortized over the term of the loan, or until the loan is sold, as an adjustment to the yield of the related loan.

     Allowance for loan losses - The allowance for loan losses is established
     -------------------------
     through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. While management uses available information to determine the allowance for possible losses on loans, future additions to the allowance may be necessary based on changes in economic conditions or for other reasons. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for possible loan losses. Such agencies may require the Bank to recognize additions to the allowance for possible loan losses based on their judgments of information available to them at the time of their examination.

     The Company adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 (collectively referred to as SFAS No.
     114) on January 1, 1995. SFAS 114 requires entities to measure certain impaired loans based on the present value of future cash flows discounted at the loan's effective interest rate, or at the loans market value or the fair value of the collateral if the loan is secured. If the measurement of the impaired loan is less than the recorded investment in the loan, impairment is recognized by creating or adjusting the existing allocation of the allowance for loan losses.

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

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The 1996, 1995 and 1994 provisions for federal and state income taxes are based on taxes currently payable and deferred taxes expected to be payable in the future. Deferred taxes are recognized by applying enacted tax rates applicable to future years to temporary differences between the tax bases of existing assets and liabilities and their respective carrying values for financial reporting purposes. Deferred tax assets are subject to a valuation allowance if it is more likely than not that some of the deferred tax asset will not be realized.

     Net income per common share - Net income per common share is calculated
     ---------------------------
     using the weighted average number of common shares and dilutive stock options outstanding during the year.

     Quasi-reorganization - The Company, with the approval of the Board of
     --------------------
     Directors and its shareholders, adjusted its July 1, 1996 balance sheet to fair value and transferred the accumulated deficit of $5.5 million to common stock (paid-in capital) in accordance with quasi-reorganization accounting principles. The Company's deficit retained earnings were incurred primarily as a result of substantial writedowns of real estate loans and foreclosed assets in 1992 and 1993 and the conditions giving rise to those losses have substantially changed.

     In a quasi-reorganization, assets and liabilities are restated to fair value at the effective date. No adjustments were made to the assets and liabilities of the Company since, in the opinion of management, the book value of the Company's assets and liabilities approximated fair value at July 1, 1996. As part of the quasi-reorganization, retained earnings have been dated to reflect only the results of operations subsequent to the effective date of the quasi-reorganization. Recognition of any future income tax benefits resulting from temporary differences, operating loss and tax credit carryforward items which arose prior to the effective date of the quasi-reorganization will be reported as a direct adjustment to common stock (paid-in capital) as they are realized.

     New accounting pronouncements - In March 1995, the Financial Accounting
     -----------------------------
     Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." This statement amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," to require that, for mortgage loans originated for sale, rights to service those loans be recognized as separate assets, similar to purchased mortgage servicing rights. This statement also requires that mortgage servicing rights be assessed for impairment based on the fair value of those rights.

     The Company adopted SFAS No. 121 and SFAS No. 122 on January 1, 1996. The adoption of these accounting standards did not have a material effect on the financial position or results of operations of the Company.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" which requires a company to choose either a new fair value based method or the current Accounting Principles Board Opinion 25 intrinsic value based method of accounting for its stock based compensation (stock options). For companies electing to continue with the intrinsic value based method, SFAS No. 123 requires pro-forma disclosures of net income and earnings per share under the fair value based method. The Company has elected to continue the intrinsic value method (see note 7).

2.   SECURITIES

     The amortized cost and estimated market values of securities available for sale, securities held to maturity and other securities as of December 31, 1996 and 1995 are summarized as follows (in thousands):

                                                                Securities Available for Sale
                                           Amortized            Unrealized         Unrealized            Market
                                             Cost                  Gain               Loss               Value
                                           ---------           -----------         ----------            ------
December 31, 1996:
U.S. Treasury obligations                  $12,042                 $165                $-                $12,207
U.S. agency securities                      14,551                  113                 -                 14,664
                                           -------                 ----                --                -------
Total                                      $26,593                 $278                $-                $26,871
                                           =======                 ====                ==                =======

December 31, 1995:
U.S. Treasury obligations                  $ 5,005                 $  6                $-                $ 5,011
U.S. agency securities                       4,996                   14                 -                  5,010
                                           -------                 ----                --                -------
Total                                      $10,001                 $ 20                $-                $10,021
                                           =======                 ====                ==                =======



                                                         Securities Held to Maturity
                                          Amortized          Unrealized        Unrealized       Market
                                            Cost                Gain              Loss          Value
                                          ---------          ----------        ----------       -----
December 31, 1996:
U.S. Treasury obligations                  $10,882               $  4               $-          $10,886
U.S. agency securities                      19,029                281                -           19,310
Collateralized mortgage obligations            128                  6                -              134
Municipal securities                        11,272                 65                -           11,337
                                           -------               ----                -          -------
Total                                      $41,311               $356               $-          $41,667
                                           =======               ====               ==          =======

December 31, 1995:
U.S. Treasury obligations                  $10,756               $168               $-          $10,924
U.S. agency securities                      40,272                786                -           41,058
Collateralized mortgage obligations            171                 10                -              181
                                           -------               ----               --          -------
Total                                      $51,199               $964               $-          $52,163
                                           =======               ====               ==          =======

                                                         Other Securities
                                          Amortized          Unrealized        Unrealized       Market
                                            Cost                Gain              Loss          Value
                                          ---------          ----------        ----------       -----
December 31, 1996:
Federal Reserve Bank stock                  $  974                 $-               $-          $  974
Federal Home Loan Bank stock                   787                  -                -             787
                                           -------                  -                -          ------
Total                                       $1,761                 $-               $-          $1,761
                                           =======                 ==               ==          ======

December 31, 1995:
Federal Reserve Bank stock                  $  823                 $-               $-             823
Federal Home Loan Bank stock                   813                  -                -             813
                                           -------                  -                -          ------
Total                                       $1,636                 $-               $-          $1,636
                                           =======                 ==               ==          =======


Total securities required and pledged under state regulation to secure certain deposits and for other purposes amounted to approximately $9,138,000 and $8,979,000 at December 31, 1996 and 1995, respectively.

The amortized cost and estimated market values of securities at December 31, 1996 and 1995 by contractual maturity are shown below (in thousands). Expected maturities will differ from contractual maturities as certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    1996                              1995
                                          -------------------------         -----------------------
                                          Amortized          Market         Amortized        Market
                                            Cost              Value           Cost            Value
                                          ---------          ------         ---------        ------
      Securities available for sale:
      After one year but
        within five years                   $26,593          $26,871         $10,001         $10,021
                                            =======          =======         =======         =======

      Securities held to maturity:

      Within one year                       $15,983          $16,086         $19,224         $19,318
      After one year but
        within five years                    13,928           14,110          31,804          32,664
      After five years but
        within ten years                     11,400           11,471             171             181
                                            -------          -------         -------         -------
      Total                                 $41,311          $41,667         $51,199         $52,163
                                            =======          =======         =======         =======

3.   ALLOWANCE FOR LOAN LOSSES

     The activity in the allowance for loan losses for the years ended December 31, 1996, 1995 and 1994 is summarized as follows:


     (In Thousands)                                    1996       1995      1994
                                                     --------   --------   -------
     Balance, beginning of year                      $ 4,960    $ 3,216    $ 4,371
     Provision charged to expense                        600      2,565        375
     Loans charged off                                (1,068)    (1,416)    (2,063)
     Recoveries                                          477        595        533
                                                     -------    -------    -------
     Balance, end of year                            $ 4,969    $ 4,960    $ 3,216
                                                     =======    =======    =======

     At December 31, 1996 and 1995, the recorded investment in loans considered to be impaired under SFAS No. 114 is as follows:

                                                 1996         1995
                                                ------       ------
     Non-accrual (impaired) loans               $2,811       $2,859
     Loans supported by collateral               2,776        2,723
     Loans not supported by collateral              35          136
     Related allowance for
      non-collateralized loans                      15            5

     For the years ended December 31, 1996 and 1995, the average recorded investment in impaired loans was $3,102,000 and $3,024,000, respectively. There was no interest income recognized on impaired loans for those years, however, if interest income had been accrued under the original terms of the loans, such income would have approximated $160,000 and $244,000 for 1996 and 1995, respectively.

4.  LEASEHOLD IMPROVEMENTS AND EQUIPMENT

A summary as of December 31, 1996 and 1995 is as follows:


(In Thousands)                                             1996     1995
                                                          ------   ------
Leasehold improvements                                    $1,025   $  930
Furniture and fixtures                                     1,015    1,091
Equipment                                                  2,964    2,814
                                                          ------   ------
                                                           5,004    4,835
Less accumulated depreciation                              3,541    3,105
                                                          ------   ------
Leasehold improvements and equipment, net                 $1,463   $1,730
                                                          ======   ======


5. OTHER ASSETS

A summary of interest receivable and other assets as of December 31, 1996 and 1995 is as follows:


                                                           1996     1995
                                                          ------   ------
(In Thousands)
Interest receivable                                       $2,318   $2,191
Intangible assets                                          1,198    1,455
Deferred tax benefit                                       1,088        -
Prepaid expense and other assets                             317      268
                                                          ------   ------
Total interest receivable and other assets                $4,921   $3,914
                                                          ======   ======

Amortization expense relative to intangible assets was $257,000, $286,000, and $403,000 for the years ended December 31, 1996, 1995 and 1994.

6.  DEPOSITS

The aggregate amount of time certificates of deposit in denominations of $100,000 or more was $45,802,000 and $29,691,000 at December 31, 1996 and 1995.
Interest expense incurred on certificates of deposit in denominations of $100,000 or more was $1,467,000 and $955,000 for the years ended December 31, 1996 and 1995. Time deposits in excess of one year at December 31, 1996 are $668,000.

7.  STOCK OPTIONS

BanCorp has a stock option plan which provides for incentive stock options (ISO) and nonqualified stock options. In 1995, the Company adopted the Non-Employee Director Stock Option Plan which reserved 110,000 shares of the 1994 stock option plan for grants to eligible directors. The plan was amended in 1994 to increase the shares available for grant to 650,000. Outstanding options for the purchase of common shares, which expire at various dates through 2006, have been granted under the plan at prices ranging from $5.25 to $14.06 per share (restated for stock dividends). These prices correspond to the market value of the stock on the dates the options were granted. The plan provides that the right to exercise options vests at the discretion of the plan committee on the date of grant and generally expire within ten years of the date of grant.

     Option activity is summarized below:

                                                      1996                   1995                   1994
                                                 ---------------------------------------------------------------------
                                                               Weighted               Weighted               Weighted
                                                                Average                Average                Average
                                                                Exercise               Exercise               Exercise
                                                     Shares      Price      Shares      Price      Shares      Price
                                                 ---------------------------------------------------------------------
Shares under option at beginning of year              388,344     $6.27     445,188      $6.22      279,750     $8.22
Options granted                                        47,776      7.49      70,450       6.58      386,950      5.96
Options exercised                                     (43,410)     6.38     (40,541)      6.47         (302)     6.50
Options cancelled                                     (12,156)     7.13     (86,753)      6.16     (221,210)     9.06
                                                      -------               -------                 -------
Shares under option at end of year                    380,554      6.37     388,344       6.27      445,188      6.22
                                                      =======               =======                 =======
Options exercisable                                   241,778               214,133                 162,032

Weighted-average fair value of
options granted during the periods
at exercise prices equal to market
price at grant date                                     $2.44                 $2.74

The following table summarizes information about stock options outstanding at December 31, 1996:

                                         Options Outstanding                    Options Exercisable
                              ----------------------------------------       --------------------------
                                                 Weighted
                                                  Average     Weighted                         Weighted
                                                 Remaining    Average                          Average
     Range of                   Number          Contractual   Exercise         Number          Exercise
     Exercise Prices          Outstanding          Life         Price        Exercisable         Price
     -----------------------------------------------------------------       --------------------------
     $5.25 - $5.63               8,950             7.57        $5.53             4,420          $5.47
     $5.75 - $5.75             138,000             7.25         5.75            55,200           5.75
     $6.00 - $6.50             148,751             4.91         6.28           145,115           6.28
     $6.63 - $14.10             84,853             6.88         7.61            37,043           8.08

     In accordance with the provision of SFAS No. 123, the Company has elected to continue with the intrinsic value method and accordingly does not recognize compensation cost. If the Company had elected to recognize compensation cost based on the fair value of the options granted as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts in the following table:


(Dollars in thousands)
                                       1996     1995
                                      ------   ------
Net income - as reported              $4,150   $3,010
Net income - pro forma                $4,038   $2,919

Earnings per share - as reported      $ 0.90   $ 0.67
Earnings per share - pro forma        $ 0.88   $ 0.65

     The fair value of each option grant is estimated on the date of vesting using the Black-Scholes option-pricing model with the following assumptions:


                                            1996          1995
                                    ---------------------------
Expected dividend yield                       0%            0%

Expected stock price volatility           38.90%        38.90%

Risk-free interest rate               5.58-6.59%    5.19-5.74%

Expected life of options              7.50 years    7.50 years

8.   REGULATORY MATTERS

     BanCorp is subject to regulation under the Bank Holding Company Act of 1956 and to regulation by the Federal Reserve Board. The regulations require the maintenance of cash reserve balances at the Federal Reserve Bank for transaction accounts. The average reserve requirement for the Bank was $3,839,000 and $3,311,000 for the years ended December 31, 1996 and 1995, respectively.

     BanCorp is required by the Board of Governors of the Federal Reserve System to maintain minimum risk-based capital ratios. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Banks financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Banks assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Banks capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 1996, the most recent notification from the Federal Reserve Bank of San Francisco categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions category.

The Bank's actual capital amounts and ratios are also presented in the table:



                                                                                                        Minimum Capital
                                                                                                      Requirements To Be
                                                                                                   Considered Well Capitalized
                                                                         Minimum                    Under Prompt Corrective
                                         Actual                    Capital Requirements                Action Provisions
                                -------------------------       --------------------------         ---------------------------
                                   Amount         Ratio           Amount          Ratio               Amount           Ratio
                                -----------    ----------       ----------     -----------         -----------       ---------
As of December 31, 1996:

  Total Capital
    (to Risk Weighted Assets)      35,412        16.10%           17,594   >       8.00%             21,993            10.00%

  Tier 1 Capital
    (to Risk Weighted Assets)      32,635        14.84%            8,797   >       4.00%             13,196             6.00%

  Tier 1 Capital
    (to Average Assets)            32,635        11.27%           11,580   >       4.00%             14,475             5.00%

As of December 31, 1995:

  Total Capital
    (to Risk Weighted Assets)      30,292        17.29%           14,016   >       8.00%             17,519            10.00%

  Tier 1 Capital
    (to Risk Weighted Assets)      28,102        16.04%            7,008   >       4.00%             10,512             6.00%

  Tier 1 Capital
    (to Average Assets)            28,102        10.99%            9,501   >       4.00%             11,877             5.00%

      On September 16, 1992, the board of directors of BanCorp entered into a Memorandum of Understanding (MOU) with the Federal Reserve Bank (FRB) of San Francisco. Simultaneously, the board of directors of the Bank entered into a written agreement with FRB and a memorandum of understanding with the California State Banking Department. The boards entered into these agreements to address certain matters arising from a joint examination conducted by the FRB and the Superintendent of Banks in March 1992. On September 7, 1994 the California State Banking Department terminated the memorandum of understanding with the Bank. On December 27, 1995, the FRB terminated the memorandum with the BanCorp and the agreement with the Bank.

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

     The following is a summary of the related expenses for the years ended December 31, 1996, 1995 and 1994, which are included in salaries and employee benefits

(In Thousands)
                                         1996    1995    1994
                                         -----   -----   -----
   401(k) salary deferral component      $ 82    $ 80     $67
   Profit sharing component                69      75       -
                                         ----    ----     ---
                                         $151    $155     $67
                                         ====    ====     ===

10.  INCOME TAXES

     The provision for income taxes reflected in the consolidated statements of income for the years ended December 31, 1996, 1995 and 1994 is as follows:


                                 1996     1995    1994
                                -----------------------
(In Thousands)
Current provision (benefits):
   Federal                      $1,124     $ 97     $23
   State                            63       38       2
                                ------     ----     ---
     Total                       1,187      135      25
Deferred
   Federal                        (353)       -       -
   State                           426        -       -
                                ------     ----     ---
     Total                      $1,260     $135     $25
                                ======     ====     ===

     The temporary differences and tax carryforwards which created deferred tax assets and liabilities are detailed below:


                                      1996       1995       1994
                                    -----------------------------
(In Thousands)
Deferred tax assets:
    Loan loss and foreclosed
       asset reserves not
       currently deductible         $ 1,313    $ 1,693    $ 1,028
    Deferred rent                        62         79         72
    Deferred loan fees                   81         77         67
    Core deposits                       373        392        400
    Tax credits                           -        524        455
    Book over tax depreciation           88         24          -
    Other write-downs                   477        477        573
    Net operating loss
     carryforwards                        -         66      1,939
    State tax                            21         10          -
                                    -------    -------    -------
    Total                           $ 2,415    $ 3,342    $ 4,534
                                    -------    -------    -------
Deferred tax liabilities:
   Net unrealized gain on securities
       available for sale              (110)         -          -
    Tax over book depreciation            -          -        (20)
    Other                               (59)       (49)       (35)
                                    -------    -------    -------
    Total                              (169)       (49)       (35)
                                    -------    -------    -------

Net deferred tax asset                2,246      3,293      4,499
Valuation allowance                  (1,158)    (3,293)    (4,499)
                                    -------    -------    -------
Net Deferred Tax Asset              $ 1,088    $     -    $     -
                                    =======    =======    =======


     As of December 31, 1996, management estimates that the Company will more likely than not realize at least $1,088,000 of the $2,246,000 net deferred tax asset. Accordingly, a valuation allowance of $1,158,000 has been provided for the balance of the net deferred tax assets.

     Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary from amounts shown on the tax return as filed. Accordingly, the variances from amounts reported for 1995 are primarily the result of adjustments to conform to the 1995 filed tax returns.

     The effective tax rate differs from the federal statutory income tax rate for the years ended December 31, 1996, 1995 and 1994 as follows:


                                           1996    1995    1994
                                           --------------------
Federal statutory income tax rate            34%     34%     34%
State franchise tax, less federal
   income tax effect                          6       -       -
Change in valuation allowance
   and utilization of net operating
   losses                                   (16)    (30)    (33)
Other permanent differences                  (1)      -       -
                                           --------------------
Effective income tax rate                    23%      4%      1%
                                           ====================


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

     The activity is summarized as follows for the years ended December 31, 1996 and 1995:


(In Thousands)                  1996       1995
                              -------    -------
Balance, January 1            $ 4,224    $ 4,777
Loans proceeds disbursed        1,636      3,066
Loan repayments                (5,137)    (3,619)
                              -------    -------
Balance, December 31          $   723    $ 4,224
                              =======    =======


12.  COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

     The Bank is involved in legal actions arising from normal business activities. Management, upon the advice of legal counsel handling such actions, believes that the ultimate resolution of these actions will not have a material adverse effect on the financial position of BanCorp.

     In the normal course of business, to meet the financing needs of its customers and manage its own exposure to fluctuations in interest rates, the Bank is a party to financial instruments, including commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of these instruments, which are not included in the consolidated balance sheets, are an indicator of the extent of the Company's activities in particular classes of financial instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Bank controls the credit risk of these transactions through credit approvals, limits and monitoring procedures, and generally requires collateral or other security to support commitments to extend credit. The Bank's exposure to credit loss is usually limited to amounts funded or drawn. A summary of these financial instruments at December 31, 1996 and 1995 follows:



(In Thousands)                         1996      1995
                                     --------   -------
   Commitments to extend credit      $101,190   $88,250
   Standby letters of credit         $  2,757   $ 1,599


13.  OPERATING LEASES

     BanCorp and the Bank lease their banking and office facilities under noncancelable operating leases. These leases expire from December 1996 to December 2006. Certain leases contain options to extend. Rental expense for the years ended December 31, 1996, 1995 and 1994 was $1,008,000, $955,000, and $1,026,000.

     Total future minimum rental payments under these operating leases at December 31, 1996 are as follows:


(Dollars In Thousands)
Year ending December 31:
             1997              $1,030
             1998               1,001
             1999                 847
             2000                 818
             2001                 819
             Later Years        2,950
                               ------
Total Future Minimum Rentals   $7,465
                               ======


14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     In accordance with SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", the estimated fair value amounts of financial instruments have been determined by the Bank using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Bank could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     The summary of these financial instruments and their related fair values at December 31, 1996 and 1995 are as follows:



(In Thousands)                                  1996                               1995
                                    -----------------------------       ----------------------------
                                     Carrying          Estimated        Carrying          Estimated
                                      Amount           Fair Value        Amount           Fair Value
                                    ---------         -----------       --------          ----------
Assets:
  Cash and cash equivalents          $ 46,229            $ 46,229       $ 31,558            $ 31,558
  Securities available for sale        26,871              26,871         10,021              10,021
  Securities held to maturity          41,311              41,667         51,199              52,163
  Other securities                      1,761               1,761          1,636               1,636
  Loans                               178,424             176,538        149,736             145,940
Liabilities:
  Noninterest-bearing deposits         84,337              84,337         73,149              73,149
  Interest-bearing deposits           182,110             182,177        146,949             146,806


     The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practical to estimate that value.

     Cash and cash equivalents - For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

     Securities available for sale, held to maturity, and other securities -The fair value of securities is based on quoted market prices, dealer quotes and prices obtained from independent pricing services.

     Loans - The fair value of performing loans is estimated by discounting the future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

     The estimated fair value of certain nonperforming loans has been determined on an individual basis, taking into account management's plans regarding potential foreclosure and subsequent sale of collateral and the borrower's plan for the continuance of principal and interest payments. Foreclosed assets are not considered financial instruments under SFAS No. 107 and therefore are not included in the schedule above.

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

     The Bank adopted SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", on December 31, 1994. Under certain circumstances, the Bank will structure variable rate loans to include embedded interest rate floors. Such floors are designed to mitigate interest rate risk to the Bank in a declining interest rate environment. As of December 31, 1996, the Bank had outstanding loans totaling approximately $39,000,000 that were subject to interest rate floors.

15.  FINANCIAL STATEMENTS OF CIVIC BANCORP (PARENT COMPANY ONLY)

     The condensed financial statements of Civic BanCorp (parent company only) are presented below:


BALANCE SHEETS
As of December 31, 1996 and 1995
(In Thousands Except Share Amounts)
                                                               1996       1995
                                                             -------    -------
ASSETS

Cash (on deposit with the Bank)                              $   103    $   894
Other assets                                                   1,105         17
Investment in Bank at equity in
 underlying net assets                                        32,954     28,476
                                                             -------    -------
Total assets                                                 $34,162    $29,387
                                                             =======    =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities                                                  $    15    $    27
Shareholders' equity                                          34,147     29,360
                                                             -------    -------
Total liabilities and
 shareholders' equity                                        $34,162    $29,387
                                                             =======    =======


STATEMENTS OF INCOME
For the Years Ended December 31, 1996, 1995 and 1994

                                             1996            1995           1994
                                           ------           ------         ------
Interest income                            $   44           $   60         $   16
Less administration expense                   113              135             93
                                           ------           ------         ------
Loss from operations                          (69)             (75)           (77)

Equity in income of Bank                    4,219            3,085          2,534

Equity in loss from
  discontinued operations                       -                -           (647)
                                           ------           ------         ------
Net income                                 $4,150           $3,010         $1,810
                                           ======           ======         ======


STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1996, 1995 and 1994

                                                       1996           1995          1994
                                                     -------        -------       -------
Cash flows from operating
  activities:
 Net income                                          $ 4,150        $ 3,010       $ 1,810
 Adjustments to reconcile net
  income to cash used in
  operating activities:
  Equity in net income of Bank                        (4,219)        (3,085)       (1,887)
  Gain on sale of securities
    available for sale                                     -            (33)            -
  Other non-cash expense                                   -             21             -
  Change in assets and liabilities                       (13)            22          (111)
                                                     -------        -------       -------
Net cash used in operating activities                    (82)           (65)         (188)
                                                     -------        -------       -------

Cash flows from investing
  activities:
 Proceeds from sale of securities
  available for sale                                       -             46             -
                                                     -------        -------       -------
Cash provided by investing activities                      -             46             -
                                                     -------        -------       -------

Cash flows from financing
  activities:
 Proceeds from stock sale, net                             -              -             9
 Stock repurchase                                       (986)             -             -
 Proceeds from exercise of stock
  options                                                277            263             2
                                                     -------        -------       -------
Net cash (used in) provided by
  financing activities                                  (709)           263            11
                                                     -------        -------       -------

Net (decrease) increase in cash                         (791)           244          (177)

Cash at beginning of year                                894            650           827
                                                     -------        -------       -------
Cash at end of year                                  $   103        $   894       $   650
                                                     =======        =======       =======
