Form 10-Q
period 1997-03-31
CIVIC BANCORP
filed 1997-05-08
CIK 747205

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                  Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934


For the Quarter Ended                          Commission file number
   March 31, 1997                                      0-13287
---------------------                          ----------------------

                                 CIVIC BANCORP
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

         California                                          68-0022322
----------------------------                              ----------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                        Identification No.)

                2101 Webster Street, Oakland, California 94612
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number,
  including area code:                                    (510) 836-6500
                                                          --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes X              No
                                ---                ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 1997: 4,394,026

The total number of pages in this form is  17
                                           --
The index of exhibits appears on page  16
                                       --

                                 CIVIC BANCORP
                                      AND
                                  SUBSIDIARY

Index to Form 10-Q                                              Page Number
------------------                                              -----------
PART I.   Item 1.   Financial Statements

                    Consolidated Balance Sheets
                    March 31, 1997, March 31, 1996
                    and December 31, 1996                                3

                    Consolidated Statements of Operations -
                    Three Months Ended March 31, 1997 and
                    March 31, 1996                                       4

                    Consolidated Statements of Cash Flows -
                    Three Months Ended March 31, 1997 and
                    March 31, 1996                                       5

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                           6

PART II.            Other Information                                   16


SIGNATURES                                                              17

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         CIVIC BANCORP AND SUBSIDIARY
                         ----------------------------
                         CONSOLIDATED BALANCE SHEETS
                         ----------------------------

(In thousands except shares)
                                                         March 31      March 31      December 31
                                                           1997          1996          1996
                                                         --------      --------      --------
ASSETS
------
Cash and due from banks                                  $ 13,546      $ 13,465      $ 16,929
Federal funds sold                                          4,600         8,850        29,300
                                                         --------      --------      --------
   Total cash and cash equivalents                         18,146        22,315        46,229
Securities available for sale                              30,784         7,908        26,871
Securities held to maturity
  (market value of $37,097, $49,030
   and $41,667, respectively)                              37,131        48,539        41,311
Other securities                                            1,780         1,576         1,761
Loans:
  Commercial                                              106,488        76,600        92,756
  Real estate-construction                                  8,243         3,934         6,608
  Real estate-other                                        65,154        55,887        64,272
  Installment and other                                    19,285        17,067        19,757
                                                         --------      --------      --------
  Total loans                                             199,170       153,488       183,393
Less allowance for loan losses                              5,041         5,076         4,969
                                                         --------      --------      --------
  Loans - net                                             194,129       148,412       178,424
Interest receivable and other assets                        5,094         3,825         4,921
Leasehold improvements and equipment - net                  1,435         1,656         1,463
Foreclosed assets                                             973           712           923
Other assets held for sale                                    232           275           275
                                                         --------      --------      --------
TOTAL ASSETS                                             $289,704      $235,218      $302,178
                                                         ========      ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
LIABILITIES
Deposits:
  Noninterest-bearing                                    $ 75,934      $ 64,257      $ 84,337
  Interest-bearing:
    Checking                                               22,322        21,971        26,245
    Money market                                           86,684        71,250        85,035
    Time and savings                                       67,919        45,376        70,830
                                                         --------      --------      --------
  Total deposits                                          252,859       202,854       266,447
Accrued interest payable and other liabilities              2,404         1,952         1,584
                                                         --------      --------      --------
Total liabilities                                         255,263       204,806       268,031

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock no par value; authorized,
   10,000,000 shares; none issued or outstanding
Common stock no par value; authorized,
   10,000,000 shares; issued and outstanding,
   4,392,326, 4,514,203 and 4,431,895 shares               31,222        36,914        31,739
Retained deficit                                                -        (6,486)            -
Retained earnings, (subsequent to July 1, 1996
  date of quasi-reorganization, total deficit
  eliminated $5.5 million)                                  3,290             -         2,240
Net unrealized (loss) gain on securities
   available for sale                                         (71)          (16)          168
                                                         --------      --------      --------
Total shareholders' equity                                 34,441        30,412        34,147
                                                         --------      --------      --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $289,704      $235,218      $302,178
                                                         ========      ========      ========

                         CIVIC BANCORP AND SUBSIDIARY
                         ----------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

(In thousands except shares and per share amounts)
                                                                 Three Months Ended March 31,
                                                                -------------------------------
                                                                   1997                  1996
                                                                ---------             ---------
INTEREST INCOME:
Loans                                                              $4,707                $4,132
Securities available for sale, securities held
  to maturity and other securities                                    994                   933
Tax exempt securities                                                 138                     3
Federal funds sold                                                     80                    24
                                                                ---------             ---------
Total interest income                                               5,919                 5,092

INTEREST EXPENSE:
Deposits                                                            1,634                 1,122
Other borrowing                                                         1                    14
                                                                ---------             ---------
Total interest expense                                              1,635                 1,136
                                                                ---------             ---------
NET INTEREST INCOME                                                 4,284                 3,956
Provision for loan losses                                              25                   225
                                                                ---------             ---------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                         4,259                 3,731
                                                                ---------             ---------

NONINTEREST INCOME:
Customer service fees                                                 188                   135
Other                                                                  29                    44
                                                                ---------             ---------
Total noninterest income                                              217                   179

NONINTEREST EXPENSE:
Salaries and employee benefits                                      1,651                 1,534
Occupancy                                                             240                   249
Equipment                                                             219                   214
Foreclosed asset expense                                               24                    80
Goodwill and core deposit amortization                                 57                    64
Telephone and postage                                                  79                    56
Data processing services                                               78                    64
Marketing                                                              47                    55
Legal fees                                                             69                    45
Consulting fees                                                        45                    60
FDIC insurance                                                          7                     1
Other                                                                 330                   368
                                                                ---------             ---------
Total noninterest expense                                           2,846                 2,790
                                                                ---------             ---------

INCOME BEFORE INCOME TAXES                                          1,630                 1,120
Income tax expense                                                    580                   195
                                                                ---------             ---------
NET INCOME                                                         $1,050                $  925
                                                                =========             =========

NET INCOME PER COMMON SHARE                                        $ 0.23                $ 0.20
                                                                =========             =========

Weighted average shares outstanding used
  to compute net income per common share                        4,583,348             4,569,171
                                                                =========             =========

                         CIVIC BANCORP AND SUBSIDIARY
                         ----------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (In thousands)

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                   1997                 1996
                                                                 ---------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $  1,050             $    925
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Provision for loan losses                                          25                  225
    Depreciation and amortization                                     276                  239
    Write-down of foreclosed assets                                     -                   58
    Increase (decrease) in deferred loan fees                          92                  (42)
  Change in assets and liabilities:
    (Increase) decrease in interest receivable and other assets      (119)                  24
    Increase in accrued interest payable and other liabilities        868                  571
                                                                ---------             --------
Net cash provided by operating activities                           2,192                2,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                               (131)                 (80)
  Paydown on assets held for sale                                      43                    -
  Net (increase) decrease in loans                                (15,897)               1,141
  Expenditures on foreclosed assets                                    25                    -
  Activities in securities held to maturity:
    Proceeds from maturing securities                               5,008                5,067
    Purchases of securities                                          (836)              (2,290)
  Activities in securities available for sale:
    Proceeds from maturing securities                                   -                5,000
    Purchases of securities                                        (4,382)              (3,000)
                                                                ---------             --------
Net cash (used in) provided by investing activities               (16,170)               5,838

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                                64                  163
Purchase of common stock                                             (581)                   -
Net decrease in deposits                                          (13,588)             (17,244)
                                                                ---------             --------
Net cash used in financing activities                             (14,105)             (17,081)
                                                                ---------             --------

Net decrease in cash and cash equivalents                         (28,083)              (9,243)
Cash and cash equivalents at beginning of period                   46,229               31,558
                                                                ---------             --------
Cash and cash equivalents at end of period                       $ 18,146             $ 22,315
                                                                =========             ========

Cash paid during year for:
  Interest                                                       $  1,516             $  1,184
                                                                =========             ========
  Income taxes                                                   $     37             $     30
                                                                =========             ========
Supplemental schedule of non-cash investing activity:
  Loans transferred to foreclosed assets                         $     75                    -
                                                                =========             ========

CIVIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The unaudited consolidated financial statements of Civic BanCorp and subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q. In the opinion of management, all necessary adjustments have been made to fairly present the financial position, results of operations and cash flows for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations and cash flows are not necessarily indicative of those expected for the complete fiscal year. Net income per common share computed on a primary and fully diluted basis is substantially the same.

2.   NEW PRONOUNCEMENT

     In February, the Financial Accounting Standards Board issues Statement of Financial Accounting Standards No. 128, (FAS128), Earnings Per Share. This statement specifies the computation, presentation and disclosure requirements for earnings per share and is effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The Company does not believe FAS 128 will have a material effect on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
OVERVIEW

For the three months ended March 31, 1997, the Company reported net income of $1,050,000, or $.23 per share compared to a net income of $925,000 or $.20 per share for the same period of the prior year. The annualized return on average assets was 1.47% for the three months ended March 31, 1997 compared to 1.57% for the same period of the prior year. The annualized return on average shareholders' equity for the three months ended March 31, 1997 and 1996 was 12.19% and 12.37%, respectively.

RESULTS OF OPERATIONS

Net interest income for the three months ended March 31, 1997 was $4.3 million, increasing $300,000 or 8.3% from net interest income of $4.0 million for the same period in 1996. The increase in net interest income is primarily due to an increase in the volume of earning assets offset by an increase in the volume of interest bearing liabilities.

Total interest income for the first three months of 1997 equaled $5.9 million, an increase of $800,000 from interest income earned in the same period in 1996. The increase in total interest income is primarily attributed to the increase in volume of earning assets. Average earning assets increased $47.8 million or 21.9% to $266.5 million for the first quarter of 1997 compared to $218.7 million for the first quarter of 1996.

Total interest expense for the first three months of 1997 equaled $1.6 million and increased $.5 million or 43.9% from the $1.1 million for the three months ended March 31, 1996 due to an increase of $39.3 million or 28.4% in the volume on interest bearing deposits. Savings and time deposits as a percentage of total deposits increased to 27.0% from 21.3% for the three months ended 1997 and 1996.

The following table presents an analysis of the components of net interest income for the first quarter of 1997 and 1996.

                                                                       Three months ended March 31.
                                             ----------------------------------------------------------------------------------
                                                             1997                                       1996
                                             --------------------------------------     ---------------------------------------
                                                           Interest        Rates                      Interest       Rates
                                              Average       Income/        Earned/       Average       Income/        Earned/
                                              Balance       Expense/2/      Paid         Balance       Expense/2/      Paid
                                             ----------    ----------     ---------     ---------    ----------     ----------
ASSETS
Securities available for sale                 $ 30,977        $  491          6.43%      $  6,162       $   90           5.86%
Securities held to maturity:
  U.S. Treasury securities                       8,559           125          5.94%        10,767          164           6.14%
  U.S. Government agencies                      19,150           351          7.44%        38,411          649           6.80%
  Municipal securities/(1)/                     11,888           213          7.26%           333            5           6.28%
Commercial paper                                     0             0          0.00%           483            7           5.85%
Other securities                                 1,774            27          6.20%         1,623           23           5.69%
Federal funds sold and securities
  purchased under agreements to resell           6,025            80          5.39%         1,819           24           5.40%
Loans:/2,3/
  Commercial                                    96,648         2,462         10.33%        76,470        2,025          10.65%
  Real estate-construction                       7,338           186         10.26%         3,976          104          10.47%
  Real estate-other                             64,995         1,595          9.95%        61,515        1,572          10.28%
  Installment and other                         19,178           464          9.82%        17,151          431          10.10%
                                              --------        ------       -------       --------       ------       --------
  Total Loans                                  188,159         4,707         10.15%       159,112        4,132          10.45%
                                              --------        ------       -------       --------       ------       --------
     Total Earning Assets                      266,532         5,994          9.12%       218,710        5,094           9.37%
Cash and due from banks                         17,611                                     15,558
Leasehold improvements and equipment - net       1,496                                      1,703
Interest receivable and other assets             4,845                                      3,598
Foreclosed assets                                  943                                        758
Assets held for sale                               232                                        275
Less allowance for loan loss                    (4,988)                                    (5,062
                                              --------                                   --------
TOTAL ASSETS                                  $286,671                                   $235,540
                                              ========                                   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Interest bearing:
    Checking                                  $ 22,457            52          0.93%        22,396           52          0.94%
    Money market                                87,283           742          3.45%        71,486          557          3.14%
    Time and savings                            67,598           840          5.04%        43,284          513          4.77%
    Other borrowed funds                           105             1          5.49%           995           14          5.64%
                                              --------       -------       -------       --------       ------      --------
Total interest bearing liabilities             177,443         1,635          3.74%       138,161        1,136          3.31%
Demand deposits                                 72,731                                     65,624
Other liabilities                                2,029                                      1,844
Shareholders' equity                            34,468                                     29,911
                                              --------                                   --------
TOTAL LIABILITIES AND                         $286,671                                   $235,540
  SHAREHOLDER'S EQUITY                        ========                                   ========

Net Interest Income                                           $4,359                                    $3,958
                                                             =======                                    ======

Net Interest Margin                                                           6.63%                                      7.27%
                                                                          ========                                  =========

Tax Equivalent Adjustment/(1)/                                $   75                                    $    2
                                                             =======                                    ======

--------------------------------------------------------------------------------
(1) Tax-exempt interest income on municipal securities is computed using a Federal income tax rate of 35%. Interest on municipal securities was $138 and $3 for March 31, 1997 and 1996, respectively. (2) Non-performing loans have been included in the average loan balances. Interest income is included on non-accrual loans only to the extent cash payments have been received. (3) Interest income includes loan fees on commercial loans of $105,000 and $105,000 for March 31, 1997 and 1996, respectively; fees on real estate loans of $93,000 and $126,000 for March 31, 1997 and 1996, respectively; and fees on installment and other loans of $6,000 and $8,000 for March 31, 1997 and 1996, respectively.

The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the three month period ended March 31, 1997.


                                        Analysis of Changes in Interest Income and Expense
                                                  Due to Change in 1997 over 1996

                                                Volume/1/             Rate/2/            Total
                                              ----------       -----------         -----------
                                                            (In thousands)
Increase (decrease) in interest income:
Securities available for sale                     $ 357             $  44               $ 401
Securities held to maturity:
  U.S. Treasury securities                          (35)               (4)                (39)
  U.S. government agency                           (328)               30                (298)
  Municipal securities                              179                29                 208
  Commercial paper                                   (7)                0                  (7)
Other securities                                      2                 2                   4
Federal funds sold                                   56                (0)                 56
Loans:
  Commercial                                        515               (78)                437
  Real estate-construction                           86                (4)                 82
  Real estate-other                                  75               (52)                 23
  Installment and other                              47               (14)                 33
                                                  ------            ------              ------
 Total Loans                                        723              (148)                575
                                                  ------            ------              ------
Total increase (decrease)                         $ 947             $ (47)              $ 900
                                                  ------            ------              ------

(Increase) decrease in interest expense:
Deposits:
  Interest bearing checking                       $  (1)            $   1               $  (0)
  Money market                                     (118)              (67)               (185)
  Savings and time                                 (282)              (45)               (327)
Other borrowed funds                                 13                 0                  13
                                                  ------            ------              ------
Total decrease                                    $(388)            $(111)              $(499)
                                                  ------            ------              ------

Total change in net interest income               $ 559             $(158)              $ 401
                                                  ======            ======              ======

(1) Changes not solely attributed to rate or volume have been allocated to volume.
(2) Loan fees are reflected in rate variances.

Net Interest Margin

The net interest margin declined 64 basis points to 6.63% for the first quarter of 1997 from 7.27% for the same period of the prior year. The decrease in the margin is attributed to the decline in average rate earned on earning assets of 25 basis points and the increase in the average rate paid on interest bearing deposits of 43 basis points. The decline in the yield on earning assets was due to a lower average reference rate for the first quarter of 1997 as compared to the first quarter of the prior year. The average reference rate was 8.25% for the first quarter of 1997 as compared to an average rate of 8.42% for the first quarter of 1996. Approximately 90% of the loans in the portfolio have adjustable interest rates based on the Bank's reference rate. The increase in the average rate paid on interest bearing deposits reflects a higher interest rate environment for deposits and an increase in time deposits as a percentage of interest bearing deposits to 38.1% for the first quarter of 1997 from 31.1% for the same quarter of the prior year.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 1997 was $25,000, a decrease of $200,000 or 88.9% from the three months ended March 31, 1996. The amount of the provision was reduced because management believed the reserve for loan loss is adequate and because loan recoveries exceeded charge-offs by $47,000 during the first quarter of 1997. Charge-offs exceeded recoveries by $109,000 for the first quarter of 1996.

Non-Interest Income

Non-interest income for the three months ended March 31, 1997 was $217,000, an increase of $38,000 or 21.2% from the three months ended March 31, 1996. The increase in customer service fees is attributed to the increase in deposits and an increase in foreign trade transaction volume.

Non-Interest Expense

Salaries and employee benefits for the three months ended March 31, 1997 increased $117,000 or 7.6% from the same period in 1996 due to an increase in incentive accruals and normal merit increases. Full time equivalent personnel numbered 103 on March 31, 1997 compared to 102 on March 31, 1996.

Non-interest expense totaled $2.8 million for the three months ended March 31, 1997 and 1996, respectively. FDIC assessments increased $6,000 or 600.0% for the first quarter of 1997 as compared to the prior year due to the addition of a FICO assessment. The Company reduced the volume of external marketing consulting in 1997 from 1996 which reduced the level of consulting expenses.

For the three months ended March 31, 1997 the Company had no write-downs associated with foreclosed assets and incurred $24,000 in expenses associated with managing, maintaining and liquidating foreclosed assets compared to a write-down of $50,000 and expenses of $30,000 for the three months ended March 31, 1996.

The following table summarizes the significant components of noninterest expense for the dates indicated.


                                         Quarter Ended March 31,          Dollar       %
(Dollars in thousands)                       1997             1996        Change     Change
                                        -------------    -------------    -------    ------
Salaries and employee benefits                $1,651           $1,534     $  117       7.6%
Occupancy                                        240              249         (9)     -3.6%
Equipment                                        219              214          5       2.3%
Goodwill and core deposit amortization            57               64         (7)    -10.9%
Data processing services                          78               64         14      21.9%
FDIC insurance                                     7                1          6     600.0%
Telephone and postage                             79               56         23      41.1%
Consulting fees                                   45               60        (15)    -25.0%
Legal fees                                        69               45         24      53.3%
Marketing                                         47               55         (8)    -14.5%
Foreclosed asset expenses                         24               80        (56)    -70.0%
Other                                            330              368        (38)    -10.3%
                                              ------           ------     -------    -----
TOTAL NONINTEREST EXPENSE                     $2,846           $2,790     $   56       2.0%
                                              ======           ======     =======    =====




Provision for Income Taxes

The provision for income taxes for the first quarter of 1997 increased to $580,000 from $195,000 for the same quarter of the prior year. These provisions represent effective tax rates of 36% and 17%, respectively. The 1997 provision represents a more normalized effective tax rate as compared to the 1996 provision which included the tax benefits of prior period operating losses and tax carryforward items. Beginning July 1, 1996, the effective date of the quasi-reorganization, certain tax benefits which arose prior to the date of the quasi-reorganization, are being reported as a direct adjustment to common stock.

FINANCIAL CONDITION

Loans

Average loans increased $29 million or 18.3% to $188.2 million for the three months ended March 31, 1997 from $159.1 million for the same period in 1996. The increase in average loans is attributed to an improving economic environment and an overall increase in loan demand.

Real estate construction loans as a percentage of total loans outstanding were 4.1% at March 31, 1997 compared to 2.6% at March 31, 1996. Risks associated with real estate construction lending are generally considered to be higher than risks associated with other forms of lending and accordingly, the Bank continues to fund real estate construction commitments on a limited basis with more stringent underwriting criteria.

Other real estate loans consist of mini-perm loans and land acquisition loans which are primarily owner-occupied and are generally granted based on the rental or lease income stream generated by the property. Other real estate loans totaled $65.2 million at March 31, 1997, an increase of $9.3 million or 16.6% from March 31, 1996.

The following table sets forth the amount of loans outstanding in each category and the percentage of total loans outstanding for each category as of the date indicated.



                                         March 31, 1997           December 31, 1996            March 31, 1996
                                      ---------------------    -----------------------    ------------------------
                                       Amount      Percent       Amount      Percent        Amount       Percent
                                      ---------   ----------   ----------   ----------    ----------    ----------
                                                                (Dollars in thousands)
Commercial                            $106,488         53.5%    $ 92,756         50.6%     $ 76,600          49.9%
Real estate - construction               8,243          4.1%       6,608          3.6%        3,934           2.6%
Real estate - other                     65,154         32.7%      64,272         35.0%       55,887          36.4%
Installment and other                   19,285          9.7%      19,757         10.8%       17,067          11.1%
                                      --------        -----     --------        -----      --------         -----
  TOTAL                               $199,170        100.0%    $183,393        100.0%     $153,488         100.0%
                                      ========        =====     ========        =====      ========         =====

Foreclosed Assets

Foreclosed assets totaled $973,000 at March 31, 1997, an increase of $261,000 or 36.7% from March 31, 1996, and consist of two parcels of raw land and one finished lot.

Non-Performing Assets

The following table provides information with respect to the Company's past due loans and components of non-performing assets at the dates indicated.

                                                            March 31                     Dec. 31                 March 31
                                                              1997                        1996                     1996
                                                       -------------------     ------------------------    -----------------
                                                                                (Dollars in thousands)

Loans 90 days or more past due and still accruing                   $  341                       $  322               $  497
Non-accrual loans                                                    2,945                        2,811                2,920
Other assets held for sale                                             232                          275                  275
Foreclosed assets                                                      973                          923                  712
                                                                   -------                      -------               ------
  Total non-performing assets                                       $4,491                       $4,331               $4,404
                                                                   =======                      =======               ======
Non-performing assets to period end loans,
  other assets held for sale plus foreclosed assets                  2.24%                        2.35%                2.85%
                                                                   =======                      =======               ======



At March 31, 1997, the recorded investment in loans considered to be impaired under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by Statement of Financial Accounting Standards No. 118 was $2,945,000 all of which were on a non-accrual basis. Included in this amount was $13,000 of impaired loans for which the related allowance for loan losses was $9,000 and $2,932,000 of impaired loans which approximate the fair value of the supporting collateral and accordingly do not have an associated allowance for loan loss. For the quarter ended March 31, 1997, the average recorded investment in impaired loans was $2,940,000 and no interest income was recognized on impaired loans. If interest income on those loans had been recognized, such income would have approximated $52,000.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that management of the Company considers to be adequate for losses that can be reasonably anticipated in relation to the risk of future losses inherent in the loan portfolio. The allowance is increased by charges to operating expenses and reduced by net charge-offs.

In assessing the adequacy of the allowance for loan losses, management relies on its ongoing review of the loan portfolio to identify potential problem loans in a timely manner, ascertains whether there are probable losses which must be charged off and assesses the aggregate risk characteristics of the portfolio. Factors which influence management's judgment include the impact of forecasted economic conditions, historical loan loss experience, the evaluation of risks which vary with the type of loan, creditworthiness of the borrower and the value of the underlying collateral. Management believes the allowance for loan losses was adequate at March 31, 1997.

The following table summarizes the changes in the allowance for loan losses for the periods indicated:


                                                  Three Months       Year        Three Months
                                                     Ended           Ended           Ended
                                                    3-31-97        12-31-96         3-31-96
                                                  -----------    ------------    -----------
                                                             (Dollars in thousands)
Balance, at beginning of period                        $4,969          $4,960          $4,960
Charge-offs:
  Commercial                                               16              95              95
  Real estate - construction                               --             370              --
  Real estate - other                                      --             477              50
  Installment and other                                     3             127               9
                                                       ------          ------          ------
    Total charge-offs                                      19           1,069             154
Recoveries:
  Commercial                                                4             242              26
  Real estate - construction                               37              56               2
  Real estate - other                                      21             140              15
  Installment and other                                     4              40               2

                                                       ------          ------          ------
    Total recoveries                                       66             478              45
                                                       ------          ------          ------
Net (recoveries) charge-offs                              (47)            591             109
Provision charged to operations                            25             600             225
                                                       ------          ------          ------
Balance, at end of period                              $5,041          $4,969          $5,076
                                                       ======          ======          ======

Ratio of net (recoveries) charge-offs to average
  loans (annualized)                                    -0.10%           0.36%           0.27%
                                                        ======         =======         =======

Allowance at period end to total loans
outstanding                                              2.53%           2.71%           3.31%
                                                        ======          ======         =======


Potential Problem Loans

At March 31, 1997 there were no loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed in the discussion above that (i) represented or resulted from trends or uncertainties which management anticipated would have a material impact on future operating results, liquidity, capital resources or (ii) represented material credits about which management was aware of information that would cause serious doubt as to the ability of the borrower to comply with the loan repayment terms.

Investment Portfolio

The Company's investment portfolio is used primarily for liquidity purposes and secondarily for investment income. The portfolio is primarily composed of U.S. Treasury and U.S. government agency instruments and investment grade municipal obligations. The company has increased its investment in municipal securities to benefit from higher after-tax yields available on bank-qualified municipal securities.

The table below summarizes the book value and estimated market values of investment securities at the dates indicated.

                                                         March 31, 1997                             December 31, 1996
                                              ------------------------------------           --------------------------------
                                                   Book                Market                     Book             Market
                                                  Value                Value                     Value             Value
                                              --------------      ----------------           --------------    --------------
                                                                              (Dollars in thousands)
SECURITIES HELD TO MATURITY:
  U.S. Treasury securities                      $ 5,905               $ 5,873                    $10,882           $10,886
  U.S. government agencies and
    corporation                                  19,022                19,197                     19,029            19,310
  Municipal securities                           12,084                11,903                        128               134
  Collateralized mortgage obligations               120                   124                     11,272            11,337
                                                -------               -------                    -------           -------
    TOTAL                                       $37,131               $37,097                    $41,311           $41,667
                                                =======               =======                    =======           =======
SECURITIES AVAILABLE FOR SALE:
  U.S. Treasury securities                      $12,039               $12,040                    $12,042           $12,207
  U.S. government agencies and
    corporation                                  18,864                18,744                     14,551            14,664
                                                -------               -------                    -------           -------
    TOTAL                                       $30,903               $30,784                    $26,593           $26,871
                                                =======               =======                    =======           =======

Deposits

For the three months ended March 31, 1997 average deposits totaled $250.1 million, an increase of $47.3 million or 23.3% from $202.8 million for the same period in 1996. Management attributes the increase in deposits to an improving economic environment.

For the three months ended March 31, 1997, average demand deposits totaled $72.7 million, an increase of $7.0 million or 10.8% from the same period in 1996. Average demand deposits as a percentage of total deposits decreased to 29.1% for the first quarter of 1997 from 32.4% for the same period of the prior year. Average interest-bearing deposits increased $40.2 million or 29.3% for the three months ended March 31, 1997 from the same period in 1996. Average interest-bearing deposits comprised 70.9% of average total deposits for the three months ended March 31, 1997 and 67.6% of average total deposits for the three months ended March 31, 1996.

The table below sets forth information regarding the Bank's average deposits by amount and percentage of total deposits for the three months ended March 31, 1997 and 1996.


                                                                  Average Deposits
                                 ----------------------------------------------------------------------------------
                                                           Three Months Ended March 31,
                                 ----------------------------------------------------------------------------------
                                                 1997                                       1996
                                 --------------------------------        ------------------------------------------
                                    Amount             Percentage           Amount                 Percentage
                                 -------------       ------------        ------------              ----------
Demand accounts                      $ 72,731            29.1%              $ 65,624                   32.4%
Interest-bearing checking              22,457             9.0%                22,396                   11.0%
Money market                           87,283            34.9%                71,486                   35.3%
Savings and time                       67,598            27.0%                43,284                   21.3%
                                     ---------          -------             ---------                 ------
     Total                           $250,069           100.0%              $202,790                  100.0%
                                     =========          =======             =========                 ======




Certificates of deposit over $100,000 are generally considered a higher cost and less stable form of funding than lower denomination deposits and may represent a greater risk of interest rate and volume volatility than small retail deposits. Time certificates of $100,000 or more at March 31, 1997 had the following schedule of maturities:

                                                     (In thousands)
                                                     ---------------
Three months or less                                     $25,823
After three months through six months                     12,552
After six months through twelve months                     3,626
After twelve months                                          784
                                                         -------
    Total                                                $42,785
                                                         =======



LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity management refers to the Bank's ability to acquire funds to meet loan demand, fund deposit withdrawals and to service other liabilities.

To augment liquidity, the Bank has informal federal funds borrowing arrangements with correspondent banks totaling $24.0 million and is a member of the Federal Home Loan Bank of San Francisco and through membership has the ability to pledge qualifying collateral for short term (up to six months) and long term (up to five years) borrowing. At March 31, 1997 the Bank had no outstanding borrowings against these arrangements. Additionally, at March 31, 1997, unpledged government securities that are available to secure additional borrowing in the form of reverse repurchase agreements totaled approximately $46.6 million. At March 31, 1997 the Bank had no reverse repurchase agreements.

The liquidity position of the Company declined during the first quarter of 1997 from December 31, 1996 as cash flows required for financing and investing activities exceeded the funds provided by operating activities by $28.1 million. Cash and cash equivalents of $14.1 million were required to accommodate deposit withdrawals and cash and cash equivalents of $16.2 million were required to fund investing activities which were partially funded by operating activities, which provided $2.2 million of cash and cash equivalents.

The liquidity position of the Company may be expressed as a ratio defined as (a) cash, Federal funds sold, other unpledged short term investments and marketable securities, including those maturing after one year, divided by (b) total assets less pledged securities. Using this definition at March 31, 1997, the Company had a liquidity ratio of 28.1% as compared to 36.5% at December 31, 1996. The liquidity ratio at December 31, 1996 included $29.3 million of over-night Federal Funds sold which is an unusually high level. Federal Funds sold at March 31, 1997 were $4.6 million which is a more typical level. The liquidity ratio at March 31, 1997 is considered adequate.

Capital Resources

Total shareholders' equity increased to $34.4 million at March 31, 1997 from $34.1 million at December 31, 1996 resulting from retained income of $1,050,000 for the first quarter of 1997 offset by the market adjustment of securities available for sale and a net reduction of $517,000 in common stock due to stock repurchases.

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

At March 31, 1997 the Company's risk-based capital ratio was 16.00%. The following table presents the Company's risk-based capital and leverage ratios as of March 31, 1997 and December 31, 1996.

                                                                                                        Minimum Capital
                                                                                                      Requirements To Be
                                                                                                  Considered Well Capitalized
                                                                            Minimum                 Under Prompt Corrective
                                             Actual                   Capital Requirements             Action Provisions
                                   ---------------------------     --------------------------    ------------------------------
                                       Amount         Ratio           Amount         Ratio          Amount            Ratio
                                   ------------   ------------     ------------   -----------    ------------      ------------
As of March 31, 1997:
  Total Capital
    (to Risk Weighted Assets)           36,282          15.97%          18,176    >     8.00%         22,721             10.00%
  Tier 1 Capital
    (to Risk Weighted Assets)           33,415          14.71%           9,088    >     4.00%         13,632              6.00%
  Tier 1 Capital
    (to Average Assets)                 33,415          11.75%          11,375    >     4.00%         14,219              5.00%

As of  December 31, 1996:
  Total Capital
    (to Risk Weighted Assets)           35,412          16.10%          17,594    >     8.00%         21,993             10.00%
  Tier 1 Capital
    (to Risk Weighted Assets)           32,635          14.84%           8,797    >     4.00%         13,196              6.00%
  Tier 1 Capital
    (to Average Assets)                 32,635          11.27%          11,580    >     4.00%         14,475              5.00%


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







                                         CIVIC BANCORP
                                         -------------
                                         (Registrant)




Date: May 7, 1997                          By:  /s/ Herbert C. Foster
                                              --------------------------------
                                                 Herbert C. Foster
                                                 President
                                                 Chief Executive Officer


                                           By:  /s/ Gerald J. Brown
                                              --------------------------------
                                                 Gerald J. Brown
                                                 Chief Financial Officer
                                                 Principal Accounting Officer