Form 10-Q
period 1997-06-30
CIVIC BANCORP
filed 1997-08-08
CIK 747205

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

               For the transition period from _______ to _______

                           Commission File No. 0-13287

                                  CIVIC BANCORP
                         2101 Webster Street, 14th Floor
                                Oakland, CA 94612
                                 (510) 836-6500

Incorporated in California               I.R.S. Employer Identification No.
                                                     68-0022322


The number of shares of common stock outstanding as of the close of business on August 1, 1997.

        Class                            Number of Shares Outstanding
        -----                            ----------------------------

        Common Stock                              4,385,783

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

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
PART I.    Item 1.     Financial Statements

                       Consolidated Balance Sheets
                       June 30, 1997, June 30, 1996
                       and December 31, 1996                                3

                       Consolidated Statements of Operations -
                       Three Months Ended June 30, 1997 and
                       June 30, 1996 and Six Months Ended
                       June 30, 1997 and June 30, 1996                      4

                       Consolidated Statements of Cash Flows -
                       Six Months Ended June 30, 1997 and
                       June 30, 1996                                        5

           Item 2.     Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                           6

PART II.               Other Information                                   16

SIGNATURES                                                                 17


Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          CIVIC BANCORP AND SUBSIDIARY
                          ----------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

(In thousands except shares)

                                                          June 30              June 30            December 31
                                                            1997                1996                 1996
                                                      -----------------   ------------------   ------------------
ASSETS
------
Cash and due from banks                                       $ 18,694             $ 17,314             $ 16,929
Federal funds sold                                                   -               12,200               29,300
                                                      -----------------   ------------------   ------------------
   Total cash and cash equivalents                              18,694               29,514               46,229
Securities available for sale                                   30,998                6,068               26,871
Securities held to maturity
  (market value of $34,291, $44,092
   and $41,667, respectively)                                   34,119               43,838               41,311
Other securities                                                 1,901                1,646                1,761
Loans:
  Commercial                                                   114,293               79,765               92,756
  Real estate-construction                                      12,495                2,574                6,608
  Real estate-other                                             65,497               62,852               64,272
  Installment and other                                         21,991               17,434               19,757
                                                      -----------------   ------------------   ------------------
  Total loans                                                  214,276              162,625              183,393
Less allowance for loan losses                                   4,791                5,050                4,969
                                                      -----------------   ------------------   ------------------
  Loans - net                                                  209,485              157,575              178,424
Interest receivable and other assets                             5,162                3,443                4,921
Leasehold improvements and equipment - net                       1,377                1,595                1,463
Foreclosed assets                                                   60                  422                  923
Other assets held for sale                                         205                  275                  275
                                                      -----------------   ------------------   ------------------
TOTAL ASSETS                                                  $302,001             $244,376             $302,178
                                                      =================   ==================   ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
LIABILITIES
Deposits:
  Noninterest-bearing                                         $ 76,916             $ 69,992             $ 84,337
  Interest-bearing:
    Checking                                                     8,914               25,268               26,245
    Money market                                                92,936               72,006               85,035
    Time and savings                                            82,382               44,345               70,830
                                                      -----------------   ------------------   ------------------
  Total deposits                                               261,148              211,611              266,447
Federal funds purchased                                          2,300                    -                    -
Accrued interest payable and other liabilities                   2,816                1,409                1,584
                                                      -----------------   ------------------   ------------------
Total liabilities                                              266,264              213,020              268,031

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock no par value; authorized,
   10,000,000 shares; none issued or outstanding
Common stock no par value; authorized,
   10,000,000 shares; issued and outstanding,
   4,385,090, 4,514,903 and 4,431,895 shares                    31,220               36,918               31,739
Retained deficit                                                     -               (5,501)                   -
Retained earnings, (subsequent to July 1, 1996
  date of quasi-reorganization, total deficit
  eliminated $5.5 million)                                       4,415                    -                2,240
Net unrealized gain (loss) on securities
   available for sale                                              102                  (61)                 168
                                                      -----------------   ------------------   ------------------
Total shareholders' equity                                      35,737               31,356               34,147
                                                      -----------------   ------------------   ------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $302,001             $244,376             $302,178
                                                      =================   ==================   ==================


                          CIVIC BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
               (In thousands except shares and per share amounts)

                                                             Three Months Ended June 30,               Six Months Ended June 30,
                                                         -----------------------------------   -------------------------------------


                                                                1997               1996                 1997              1996
                                                                ----               ----                 ----              ----
INTEREST INCOME:
Loans                                                          $5,287             $4,053               $9,994           $8,185
Securities available for sale, securities held
  to maturity and other securities                                922                                   1,916            1,858
                                                                                     925
Tax exempt securities                                             141                 31                  279               34
Federal funds sold                                                 52                 19                  132               43
                                                         -------------    ---------------      ---------------    -------------
Total interest income                                           6,402              5,028               12,321           10,120

INTEREST EXPENSE:
Deposits                                                                                                3,394            2,237
                                                                1,760              1,115
Other borrowings                                                   31                 17                   32               31
                                                         -------------    ---------------      ---------------    -------------
Total interest expense                                          1,791              1,132                3,426            2,268
                                                         -------------    ---------------      ---------------    -------------
NET INTEREST INCOME                                             4,611              3,896                8,895            7,852
Provision for loan losses                                          25                                      50              450
                                                                                     225
                                                         -------------    ---------------      ---------------    -------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                     4,586              3,671                8,845            7,402
                                                         -------------    ---------------      ---------------    -------------

NONINTEREST INCOME:
Customer service fees                                             171                145                  359              280
Other                                                              53                 33                   82               77
                                                         -------------    ---------------      ---------------    -------------
Total noninterest income                                          224                178                  441              357

NONINTEREST EXPENSE:
Salaries and employee benefits                                  1,751              1,491                3,402            3,025
Occupancy                                                         251                253                  491              502
Equipment                                                         235                214                  454              428
Foreclosed asset expense                                           39                 73                   63              153
Goodwill and core deposit amortization                             58                 65                  115              129
Telephone and postage                                              65                 70                  144              126
Data processing services                                           85                 61                  163              125
Marketing                                                          54                 61                  101              116
Legal fees                                                         74                 45                  143               90
Consulting fees                                                    45                 60                   90              120
FDIC insurance                                                      8                  -                   15                1
Other                                                             340                276                  670              644
                                                         -------------    ---------------      ---------------    -------------
Total other expenses                                            3,005              2,669                5,851            5,459
                                                         -------------    ---------------      ---------------    -------------

INCOME BEFORE INCOME TAXES                                      1,805              1,180                3,435            2,300
Income tax expense                                                680                195                1,260              390
                                                         -------------    ---------------      ---------------    -------------
NET INCOME                                                   $  1,125             $  985             $  2,175         $  1,910
                                                         =============    ===============      ===============    =============

NET INCOME PER COMMON SHARE                                     $0.24              $0.21                $0.47            $0.41
                                                         =============    ===============      ===============    =============

Weighted average shares outstanding used
to compute net income per common share                      4,602,541          4,609,492            4,592,877        4,589,331
                                                         =============    ===============      ===============    =============

                          CIVIC BANCORP AND SUBSIDIARY
                          ----------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                 (In thousands)

                                                                             Six Months Ended June 30,
                                                                        ------------------------------------
                                                                            1997                  1996
                                                                        --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $   2,175             $   1,910
  Adjustments to reconcile net income to
    net cash provided by operating activities:
        Provision for loan losses                                                  50                   450
        Depreciation and amortization                                             564                   536
        Loss on sale of foreclosed assets                                           -                    43
        Write-down of foreclosed assets                                          (12)                    73
        Increase (decrease) in deferred loan fees                                  80                  (58)
  Change in assets and liabilities:
        (Increase) decrease in interest receivable and                          (254)                   342
other assets
        Increase in accrued interest payable and other                          1,273                    28
liabilities
                                                                        --------------        --------------
Net cash provided by operating activities                                       3,876                 3,324

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                          (227)                 (193)
   Paydown on assets held for sale                                                 70                     -
   Proceeds from sales of foreclosed assets                                       950                   307
  Net increase in loans                                                      (31,266)               (8,306)
  Activities in securities held to maturity:
        Proceeds from maturing securities                                       8,019                11,084
        Purchases of securities                                                 (957)               (3,730)
  Activities in securities available for sale:
        Proceeds from maturing securities                                           -                10,000
        Purchases of securities                                               (4,382)               (6,210)
                                                                        --------------        --------------
Net cash (used in) provided by investing activities                          (27,793)                 2,952

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                                            82                   167
Purchase of common stock                                                        (701)                     -
Federal funds purchased                                                         2,300                     -
Net decrease in deposits                                                      (5,299)               (8,487)
                                                                        --------------        --------------
Net cash used in financing activities                                         (3,618)               (8,320)
                                                                        --------------        --------------

Net decrease in cash and cash equivalents                                    (27,535)               (2,044)

Cash and cash equivalents at beginning of period                               46,229                31,558
                                                                        --------------        --------------
Cash and cash equivalents at end of period                                   $ 18,694              $ 29,514
                                                                        ==============        ==============

Cash paid during year for:
      Interest                                                               $  3,350              $  2,370
                                                                        ==============        ==============
      Income taxes                                                           $    862              $    955
                                                                        ==============        ==============

Supplemental schedule of non-cash investing activity:
      Loans transferred to foreclosed assets                                 $     75              $     75
                                                                        ==============        ==============

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

2.  NEW PRONOUNCEMENTS
    In February 1997, the Financial Accounting Standards Board, ("FASB"), issued Statement of Financial Accounting Standards No. 128, ("FAS 128"), "Earnings Per Share". This statement specifies the computation, presentation and disclosure requirements for earnings per share and is effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The Company does not believe FAS 128 will have a material effect on its consolidated financial statements.

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, ("FAS 130"), "Reporting Comprehensive Income". This statement establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. It does not require a specific format, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement. This statement is effective for fiscal years beginning after December 15, 1997.

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, ("FAS 131"), "Disclosures About Segments of an Enterprise and Related Information". This statement establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This statement is effective for financial statements for periods beginning after December 31, 1997.

    The Securities and Exchange Commission, ("SEC"), has approved rule amendments to clarify and expand existing disclosure requirements for derivative instruments. The amendments require enhanced disclosure of accounting policies for derivative financial instruments in the notes to the financial statements and expand existing disclosure requirements to include quantitative and qualitative information about market risk inherent in market risk sensitive instruments. The required quantitative and qualitative information should be disclosed outside the financial statements and related notes thereto. The enhanced accounting policy disclosure requirements are effective for the quarterly period ended June 30, 1997. As the Company does not engage in derivative instruments, no further interim period disclosure has been provided. The rule amendments that require expanded disclosure of quantitative and qualitative information about market risk are effective with the 1997 Form 10-K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
For the six months ended June 30, 1997, the Company reported net income of $2,175,000, or $.47 per share compared to a net income of $1,910,000 or $.41 per share for the same period of the prior year. The annualized return on average assets was 1.49% for the six months ended June 30, 1997 compared to 1.62% for the same period of the prior year. The annualized return on average shareholders' equity for the six months ended June 30, 1997 and 1996 was 12.53% and 12.56%, respectively.

RESULTS OF OPERATIONS
Net interest income for the six months ended June 30, 1997 was $8.9 million, increasing $1.0 million or 12.7% from net interest income of $7.9 million for the same period in 1996. The increase in net interest income is primarily due to an increase in the volume of average earning assets the benefits of which were partially offset by an increase in the volume of interest bearing liabilities.

Total interest income for the first six months of 1997 equaled $12.3 million, an increase of $2.2 million from interest income earned for the same period in 1996. The increase in total interest income is primarily attributed to the increase in volume of earning assets. Total average earning assets increased $53.9 million or 24.7% to $272.4 million for the first six months of 1997 compared to $218.5 million for the same period in 1996.

Total interest expense for the first six months of 1997 was $3.4 million an increase of $1.2 million or 51.1% from the $2.3 million for the first six months of 1996. The increase in interest expense was due to increases in both the average volume and the average rate paid on interest bearing liabilities. Average interest bearing liabilities were $183.2 million for the first six months of 1997 as compared to $137.6 million for the same period of the prior year, an increase of $45.6 million or 33.1%. The average rate paid on these liabilities increased 44 basis points to 3.77% for the first six months of 1997 from 3.33% for the same period of 1996. The increase in the average rate is attributed to a higher interest rate environment for deposits and a shift in the mix of interest bearing liabilities to savings and time deposits. Savings and time deposits as a percentage of total interest bearing liabilities increased to 40.0% from 31.7% for the first half of 1997 and 1996, respectively.

Net Interest Margin

Net interest margin declined 57 basis points to 6.70% for the six months ended June 30, 1997 from 7.27% for the same period of the prior year. The decrease in the margin is attributed to the decline in average rate earned on earning assets of 15 basis points and the increase in the average rate paid on interest bearing deposits of 44 basis points. The decline in the yield on earning assets was due to a lower average reference rate for the first six months of 1997 as compared to the same period of the prior year. The average reference rate was 8.37% for the first six months of 1997 as compared to an average rate of 8.42% to the same period of the prior year. Approximately 90% of the loans in the portfolio have adjustable interest rates which are based on the Bank's reference rate. The increase in the average rate paid on interest bearing deposits reflects a higher interest rate environment for deposits and a shift in the mix of interest bearing liabilities toward savings and time deposits which have higher interest rates.

The following table presents an analysis of the components of net interest income for the first six months ended June 30, 1997 and 1996.

                                                                              Six months ended June 30,
                                                ------------------------------------------------------------------------------------
                                                                     1997                                     1996
                                                ----------------------------------------   -----------------------------------------
dollars in thousands                                             Interest       Rates                        Interest    Rates
                                                   Average       Income\       Earned\        Average         Income\    Earned\
                                                   Balance       Expense/2/      Paid         Balance       Expense/2/    Paid
                                                --------------  -----------   ----------   --------------  ----------- ---------
ASSETS
Securities available for sale                    $     30,866    $     984         6.43%    $      8,257  $       243    5.95%
Securities held to maturity:
  U.S. Treasury securities                              7,227          214         5.97%          10,783          329    6.17%
  U.S. Government agencies                             17,982          665         7.45%          36,105        1,220    6.83%
  Municipal securities/1/                              11,984          429         7.22%           1,566           53    6.82%
Commercial paper                                            0            0         0.00%             632           19    5.95%
Other securities                                        1,820           54         5.98%           1,627           47    5.85%
Federal funds sold and securities
  purchased under agreements to resell                  4,883          132         5.45%           1,607           43    5.40%
Loans:/2,3/
  Commercial                                          103,521        5,369        10.46%          77,386        4,104   10.72%
  Real estate-construction                              8,985          462        10.38%           3,130          165   10.64%
  Real estate-other                                    64,940        3,177         9.87%          60,344        3,063   10.26%
  Installment and other                                20,151          985         9.85%          17,035          853   10.12%
                                                --------------  -----------   ----------    -------------  ----------- -------
  Total Loans                                         197,597        9,994        10.20%         157,895        8,185   10.48%
                                                --------------  -----------    ----------   -------------  ----------- -------
    Total Earning Assets                              272,359       12,471         9.23%         218,472       10,139    9.38%
Cash and due from banks                                17,407                                     16,119
Leasehold improvements and equipment - net              1,444                                      1,675
Interest receivable and other assets                    4,837                                      3,511
Foreclosed assets                                         913                                        737
Assets held for sale                                      240                                        275
Less allowance for loan loss                           (5,008)                                    (4,999)
                                                --------------                              -------------
TOTAL ASSETS                                         $292,192                                   $235,790
                                                ==============                              =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Interest bearing:
    Checking                                         $ 19,324          117         1.22%        $ 22,876          107    0.95%
    Money market                                       89,556        1,436         3.23%          70,033        1,106    3.19%
    Time and savings                                   73,256        1,841         5.07%          43,601        1,024    4.75%
    Other borrowed funds                                1,101           32         5.82%           1,121           31    5.62%
                                                --------------  -----------   ----------    -------------  ----------- -------
Total interest bearing liabilities                    183,237        3,426         3.77%         137,631        2,268    3.33%
Demand deposits                                        71,720                                     65,959
Other liabilities                                       2,528                                      1,790
Shareholders' equity                                   34,707                                     30,410
                                                --------------                              -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $292,192                                   $235,790
                                                ==============                              =============

Net Interest Income                                                 $9,045                                     $7,871
                                                                ===========                                ===========

Net Interest Margin                                                                6.70%                                 7.27%
                                                                              ==========                               =======

Tax Equivalent Adjustment/1/                                          $150                                        $19
                                                                ===========                                ===========

--------------
(1) Tax-exempt interest income on municipal securities is computed using a Federal income tax rate of 35%. Interest on municipal securities was $279,000 and $34,000 for June 30, 1997 and 1996, respectively. (2) Non-performing loans have been included in the average loan balances. Interest income is included on non-accrual loans only to the extent cash payments have been received. (3) Interest income includes loan fees on commercial loans of $209,000 and $221,000 for June 30, 1997 and 1996, respectively; fees on real estate loans of $194,000 and $236,000 for June 30, 1997 and 1996, respectively; and fees on installment and other loans of $17,000 and $16,000 for June 30, 1997 and 1996, respectively.

The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the six month periods ended June 30, 1997 and 1996.

                                                 Analysis of Changes in Interest Income and Expense
                                                        Increase (Decrease) Due to Changes in
                                                        Volume/1/            Rate/2/           Total
in thousands                                         ------------        -----------        -----------
Increase (decrease) in interest income:
Securities available for sale                            $667                $74               $740
Securities held to maturity:
  U.S. Treasury securities                               (108)                (7)              (115)
  U.S. Government agencies                               (613)                56               (556)
  Municipal securities                                    352                 24                376
  Commercial paper                                        (19)                 0                (19)
Other securities                                            6                  1                  7
Federal funds sold                                         88                  1                 89
Loans:
  Commercial                                            1,401               (136)             1,265
  Real estate-construction                                309                (12)               297
  Real estate-other                                       243               (128)               115
  Installment and other                                   159                (27)               132
                                                  ------------        -----------        -----------
 Total Loans                                            2,112               (303)             1,809
                                                  ------------        -----------        -----------
Total increase (decrease)                              $2,486            $  (154)            $2,332
                                                  ------------        -----------        -----------

(Increase) decrease in interest expense:
Deposits:
  Interest bearing checking                             $  16             $  (26)            $  (10)
  Money market                                           (311)               (19)              (330)
  Savings and time                                       (701)              (116)              (817)
Other borrowed funds                                        0                 (1)                (1)
                                                  ------------        -----------        -----------
Total increase                                        $  (996)            $ (162)          $ (1,158)
                                                  ------------        -----------        -----------

Total change in net interest income                    $1,490            $  (316)          $  1,174
                                                  ============        ===========        ===========


(1) Changes not solely attributed to rate or volume have been allocated to volume.
(2) Loan fees are reflected in rate variances.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 1997 was $50,000, a decrease of $400,000 or 88.9% from the six months ended June 30, 1996. The amount of the provision was reduced because management believed the allowance for loan losses is adequate.

Non-Interest Income

Non-interest income for the six months ended June 30, 1997 was $441,000, an increase of $84,000 or 23.5% from the six months ended June 30, 1996. Customer service fees have increased $79,000 or $28.2% to $359,000 from $280,000 due to the increase in deposits and an increase in foreign trade transaction volume.

Non-Interest Expense

Non-interest expense totaled $5.9 million and $5.5 million for the six months period ended June 30, 1997 and 1996, respectively. Salaries and employee benefits for the six months ended June 30, 1997 increased $377,000 or 12.5% from the same period in 1996 The increase in salaries and employee benefits is related to increases in the management incentive accrual, employer contributions to the 401K plan and staffing levels. Full time equivalent personnel numbered 107 on June 30, 1997 compared to 102 on June 30, 1996.

Foreclosed asset expenses have decreased as foreclosed properties have been sold and increased data processing expenses are related to increased loan and deposit activity combined with general cost escalation. Legal expenses have increased due to increased legal activity to recover prior period loan charge-offs and the Company has reduced the level of external marketing consulting in 1997 from 1996 which has reduced consulting expenses. FDIC assessments increased by $14,000 for the first half of 1997 as compared to the prior year due to the addition of a regulatory FICO assessment.

The following table summarizes the significant components of noninterest expense for the dates indicated.

                                                                        Noninterest Expense
                                                           June 30             June 30            Dollar                 %
(Dollars in thousands)                                       1997               1996             Change             Change
                                                      -------------------   --------------   ----------------   ---------------
Salaries and related benefits                                     $3,402           $3,025               $377            12.5%
Occupancy                                                            491              502               (11)            -2.2%
Equipment                                                            454              428                 26             6.1%
Foreclosed asset expenses                                             63              153               (90)           -58.8%
Goodwill and core deposit amortization                               115              129               (14)           -10.9%
Telephone and postage                                                144              126                 18            14.3%
Data processing services                                             163              125                 38            30.4%
Marketing                                                            101              116               (15)           -12.9%
Legal fees                                                           143               90                 53            58.9%
Consulting fees                                                       90              120               (30)           -25.0%
FDIC insurance                                                        15                1                 14          1400.0%
Other                                                                670              644                 26             4.0%
                                                      -------------------   --------------   ----------------  ---------------
TOTAL NONINTEREST EXPENSE                                         $5,851           $5,459               $392             7.2%
                                                      ===================   ==============   ================  ===============



Provision for Income Taxes

The provision for income taxes for the first half of 1997 increased to $1,260,000 from $390,000 for the same period of the prior year. These provisions represent effective tax rates of 36% and 17%, respectively. The 1997 provision represents a more normalized effective tax rate as compared to the 1996 provision which included the tax benefits of prior period operating losses and tax carryforward items. Beginning July 1, 1996, the effective date of the quasi-reorganization, certain tax benefits which arose prior to the date of the quasi-reorganization, are being reported as a direct adjustment to common stock.

FINANCIAL CONDITION

Loans

Average loans increased $39.7 million or 25.1% to $197.6 million for the six months ended June 30, 1997 from $157.9 million for the same period in 1996. The increase in average loans is attributed to an improving economic environment and an overall increase in loan demand.

Real estate construction loans as a percentage of total loans outstanding were 5.8% at June 30, 1997 compared to 1.6% at June 30, 1996. Risks associated with real estate construction lending are generally considered to be higher than risks associated with other forms of lending and accordingly, the Bank continues to fund real estate construction commitments on a limited basis with more stringent underwriting criteria.

Other real estate loans consist of mini-perm loans and land acquisition loans which are primarily owner-occupied and are generally granted based on the rental or lease income stream generated by the property. Other real estate loans totaled $65.5 million at June 30, 1997, an increase of $2.6 million or 4.2% from June 30, 1996.

The following table sets forth the amount of loans outstanding in each category and the percentage of total loans outstanding for each category at the dates indicated.

                                            June 30                         Dec. 31                            June 30
                               -------------------------------   -------------------------------   -------------------------------
                                             1997                             1996                                1996
                               -------------------------------   -------------------------------   -------------------------------
                                 Amount             Percent         Amount            Percent           Amount           Percent
                              ---------------   -------------    --------------    -------------   ----------------   ------------
in thousands                                                             (Dollars in thousands)
Commercial                           $114,293           53.3%           $92,756           50.6%            $79,765          49.0%
Real estate - construction             12,495            5.8%             6,608            3.6%              2,574           1.6%
Real estate - other                    65,497           30.6%            64,272           35.0%             62,852          38.6%
Installment and other                  21,991           10.3%            19,757           10.8%             17,434          10.7%
                               ---------------   -------------   ---------------   -------------   ----------------   ------------
  TOTAL                              $214,276          100.0%          $183,393          100.0%           $162,625         100.0%
                               ===============   =============   ===============   =============   ================   ============



Foreclosed Assets

Foreclosed assets totaled $60,000 at June 30, 1997, as compared to $923,000 at December 31, 1996. During the first six months of 1997, the Company was successful in selling two properties with sales proceeds of $950,000, but foreclosed on one finished lot which has a book value of $60,000 at June 30, 1997.

Non-Performing Assets

The following table provides information with respect to the Company's past due loans and components of non-performing assets at the dates indicated.

                                                            June 30         Dec. 31          June 30
(Dollars in thousands)                                       1997             1996            1996
                                                         --------------  ---------------  --------------
Loans 90 days or more past due and still accruing               $  467           $  322          $  518
Non-accrual loans                                                4,378            2,811           2,620
Other assets held for sale                                         205              275             275
Foreclosed assets                                                   60              923             422
                                                         --------------  ---------------  --------------
  Total non-performing assets                                   $5,110           $4,331          $3,835
                                                         ==============  ===============  ==============

Non-performing assets to period end loans,
  other assets held for sale plus foreclosed assets              2.38%            2.35%           2.35%
                                                         ==============  ===============  ==============



The increase in non-performing assets at June 30, 1997 is due to a matured real estate loan in the amount of $1.9 million which was placed on non-accrual as the renewal is being negotiated. At June 30, 1997, the recorded investment in loans considered to be impaired under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by Statement of Financial Accounting Standards No. 118 was $4,378,000 all of which were placed on a non-accrual basis. The related allowance for loan loss for impaired loans was $400,000. For the six months ended June 30, 1997, the average recorded investment in impaired loans was $3,508,000 and no interest income has been recognized on impaired loans. If interest income on those loans had been recognized, such income would have approximated $77,000.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that management of the Company considers to be adequate for losses that can be reasonably anticipated in relation to the risk of future losses inherent in the loan portfolio. The allowance is increased by charges to operating expenses and reduced by net charge-offs.

In assessing the adequacy of the allowance for loan losses, management relies on its ongoing review of the loan portfolio to identify potential problem loans in a timely manner, ascertains whether there are probable losses which must be charged off and assesses the aggregate risk characteristics of the portfolio. Factors which influence management's judgment include the impact of forecasted economic conditions, historical loan loss experience, the evaluation of risks which vary with the type of loan, creditworthiness of the borrower and the value of the underlying collateral. Management believes the allowance for loan losses was adequate at June 30, 1997.

The following table summarizes the changes in the allowance for loan losses for the periods indicated:

                                                                      Six Months         Year         Six Months
                                                                        Ended           Ended            Ended
(Dollars in thousands)                                                 6-30-97         12-31-96         6-30-96
                                                                    --------------  ---------------  --------------

Balance, at beginning of period                                            $4,969           $4,960          $4,960
Charge-offs:
  Commercial                                                                   16               95              95
  Real estate - construction                                                  300              370             230
  Real estate - other                                                           0              477             175
  Installment and other                                                        16              127             126
                                                                    --------------  ---------------  --------------
    Total charge-offs                                                         332            1,069             626
Recoveries:
  Commercial                                                                    9              242             111
  Real estate - construction                                                   37               56              45
  Real estate - other                                                          48              140             105
  Installment and other                                                        10               40               5
                                                                    --------------  ---------------  --------------
    Total recoveries                                                          104              478             266
                                                                    --------------  ---------------  --------------
Net charge-offs                                                               228              591             360
Provision charged to operations                                                50              600             450
                                                                    --------------  ---------------  --------------
Balance, at end of period                                                  $4,791           $4,969          $5,050
                                                                    ==============  ===============  ==============

Ratio of net charge-offs to average loans (annualized)                      0.23%            0.36%           0.46%
                                                                    ==============  ===============  ==============

Allowance at period end to total loans outstanding                          2.24%            2.71%           3.11%
                                                                    ==============  ===============  ==============

Potential Problem Loans

At June 30, 1997 there were no loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed in the discussion above that (i) represented or resulted from trends or uncertainties which management anticipated would have a material impact on future operating results, liquidity, capital resources or (ii) represented material credits about which management was aware of information that would cause serious doubt as to the ability of the borrower to comply with the loan repayment terms.

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

The table below summarizes the book value and estimated market values of investment securities at the dates indicated.

                                                                                  June 30,
                                                  ---------------------------------------------------------------------
                                                                1997                                 1996
                                                  --------------------------------   ----------------------------------
                                                      Book             Market             Book              Market
   (Dollars in thousands)                             Value            Value              Value             Value
                                                  --------------  ----------------   ----------------  ----------------
SECURITIES HELD TO MATURITY:
  U.S. Treasury securities                              $16,017           $16,154            $10,818           $10,805
  U.S. government agencies and
    corporation                                           5,920             5,922             29,081            29,434
  Municipal securities                                   12,073            12,102              3,790             3,699
  Collateralized mortgage obligations                       109               113                149               154
                                                  --------------  ----------------   ----------------  ----------------
    TOTAL                                               $34,119           $34,291            $43,838           $44,092
                                                  ==============  ================   ================  ================
SECURITIES AVAILABLE FOR SALE:
  U.S. Treasury securities                              $12,035           $12,146            $     -           $     -
  U.S. government agencies and
    corporation                                          18,793            18,852              6,129             6,068
                                                  --------------  ----------------   ----------------  ----------------
    TOTAL                                               $30,828           $30,998             $6,129            $6,068
                                                  ==============  ================   ================  ================



Deposits

For the six months ended June 30, 1997 average deposits totaled $253.9 million, an increase of $51.4 million or 25.4% from $202.5 million for the same period in 1996. Management attributes the increase in deposits to an improving economic environment and an increase in loan demand. It is the Company's objective to become the primary bank for its customers servicing both the loan and the deposit needs. Accordingly, a correlation is expected between loan and deposit volumes such that deposit volumes will increase as loan activity increases.

Average demand deposits totaled $71.7 million, an increase of $5.8 million or 8.7% from the same period in 1996, however as a percentage of total deposits, demand deposits decreased to 28.2% for the six months ended June 30, 1997 from 32.6% for the same period of the prior year. Average interest-bearing deposits increased $45.6 million or 33.4% for the six months ended June 30, 1997 from the same period in 1996. Average interest-bearing deposits comprised 71.8% of average total deposits for the six months ended June 30, 1997 and 67.4% of average total deposits for the six months ended June 30, 1996. The increase in savings and time deposits, which had the greatest level of growth of all deposit types, is attributed to the interest rate environment wherein time deposit rates are comparable to interest rates on investment securities and do not include broker commissions or other transaction costs when purchased.

The table below sets forth information regarding the Bank's average deposits by amount and percentage of total deposits for the six months ended June 30, 1997 and 1996.

                                                                         Average Deposits
                                           ----------------------------------------------------------------------
                                                                    Six Months Ended June 30,
                                           --------------------------------------------------------------------------
                                                         1997                                    1996
                                           -----------------------------------     ----------------------------------
in thousands                                  Amount             Percentage           Amount            Percentage
                                           -------------      ----------------     ------------       ---------------
Demand accounts                                $ 71,720            28.2%              $ 65,959             32.6%
Interest-bearing checking                        19,324             7.6%                22,876             11.3%
Money market                                     89,556            35.3%                70,033             34.6%
Savings and time                                 73,256            28.9%                43,601             21.5%
                                           -------------      -----------          ------------       -----------
     Total                                     $253,856           100.0%              $202,469            100.0%
                                           =============      ===========          ============       ===========



Certificates of deposit over $100,000 are generally considered a higher cost and less stable form of funding than lower denomination deposits and may represent a greater risk of interest rate and volume volatility than small retail deposits. Time certificates of $100,000 or more at June 30, 1997 had the following schedule of maturities:

                                                           (In thousands)
                                                           --------------
Three months or less                                            $27,629
After three months through six months                            20,580
After six months through twelve months                            5,395
After twelve months                                               3,577
                                                           -------------
    Total                                                       $57,181
                                                           =============


LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity management refers to the Bank's ability to acquire funds to meet loan demand, to fund deposit withdrawals and to service other liabilities.

To augment liquidity, the Bank has informal federal funds borrowing arrangements with correspondent banks totaling $24.0 million. The Bank is a member of the Federal Home Loan Bank of San Francisco and through membership has the ability to pledge qualifying collateral for short term (up to six months) and long term (up to five years) borrowing. At June 30, 1997 the Bank had no outstanding borrowings against these arrangements. Additionally, at June 30, 1997, unpledged government securities that are available to secure additional borrowing in the form of reverse repurchase agreements totaled approximately $43.6 million. At June 30, 1997 the Bank had no reverse repurchase agreements.

The liquidity position of the Company declined during the first half of 1997 from December 31, 1996 as cash flows required for financing and investing activities exceeded the funds provided by operating activities by $27.5 million. Cash and cash equivalents of $3.6 million were required to accommodate deposit withdrawals and cash and cash equivalents of $27.8 million were required to fund investing activities which were partially funded by operating activities, which provided $4.0 million of cash and cash equivalents.

The liquidity position of the Company may be expressed as a ratio defined as (a) cash, Federal funds sold, other unpledged short term investments and marketable securities, including those maturing after one year, divided by (b) total assets less pledged securities. Using this definition at June 30, 1997, the Company had a liquidity ratio of 26.2% as compared to 36.5% at December 31, 1996. There were no over-night Federal Funds sold at June 30, 1997; however, at December 31, 1996 the liquidity ratio included $29.3 million of over-night Federal Funds sold which is an unusually high level and was attributed to client year-end activity.

Capital Resources

Total shareholders' equity increased to $35.7 million at June 30, 1997 from $34.1 million at December 31, 1996 reflecting retained income of $2,175,000 for the first half of 1997 offset by changes in the market adjustment of securities available for sale and a net reduction of $619,000 in common stock due to stock repurchases.

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

At June 30, 1997 the Company's total risk-based capital ratio was 15.69%. The following table presents the Company's risk-based capital and leverage ratios as of June 30, 1997 and December 31, 1996.

                                                                                                     Minimum Capital
                                                                                                   Requirements To Be
                                                                       Minimum                 Considered Well Capitalized
                                                                       Capital                     Under Prompt Corrective
                                           Actual                    Requirements                   Action Provisions
                               -----------------------------   ----------------------------    -----------------------------
                                  Amount           Ratio          Amount           Ratio          Amount           Ratio
                               -------------    ------------   ------------    ------------    ------------     ------------
As of June 30, 1997:
  Total Capital
    (to Risk Weighted Assets)        37,674          15.69%         19,213        >  8.00%          24,016           10.00%

  Tier 1 Capital
    (to Risk Weighted Assets)        34,650          14.43%          9,606        >  4.00%          14,409            6.00%

  Tier 1 Capital
    (to Average Assets)              34,650          11.73%         11,816        >  4.00%          14,770            5.00%

As of December 31, 1996:
  Total Capital
    (to Risk Weighted Assets)        35,412          16.10%         17,594        >  8.00%          21,993           10.00%

  Tier 1 Capital
    (to Risk Weighted Assets)        32,635          14.84%          8,797        >  4.00%          13,196            6.00%

  Tier 1 Capital
    (to Average Assets)              32,635          11.27%         11,580        >  4.00%          14,475            5.00%


Part II. OTHER INFORMATION

Item 1.      Legal Proceedings - None

Item 2.      Changes in Securities - None

Item 3.      Defaults Upon Senior Securities - None

Item 4.      Submission of Matters to a Vote of Security Holders

             (a) The annual meeting of shareholders of Civic BanCorp was held on May 8, 1997 and was adjourned until June 9 and adjourned again until June 23, in order to give more shareholders an opportunity to vote.

             (b) With respect to the election of directors at the annual meeting of shareholders (i) proxies were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934, (ii) there was no solicitation in opposition to management's nominees as listed in the proxy statement, and (iii), all such nominees were elected.

             (c) At the meeting, there were insufficient affirmative votes to approve the Classified Board Amendment which would have amended the Company's bylaws to divide the Board of Directors into three classes with directors in each class serving a staggered three-year term. An affirmative vote of holders of a majority of the outstanding shares of Civic BanCorp common stock entitled to vote in person or by proxy at the Annual Meeting was required to amend the Company's bylaws. There were 2,135,943 votes for the proposal, 389,136 against the proposal and 6,563 votes abstaining.

             (d) At the meeting, there were insufficient affirmative votes to approve the Consent Amendment which would have amended the Company's Articles of Incorporation to add a new provision requiring that all shareholder actions be taken at an annual or special meeting of shareholders and prohibiting shareholder action by written consent in lieu of a meeting. An affirmative vote of holders of a majority of the outstanding shares of Civic BanCorp common stock entitled to vote in person or by proxy at the Annual Meeting was required to amend the Company's Articles of Incorporation. There were 2,105,692 votes for the proposal, 412,603 against the proposal, and 13,347 abstaining.

             The total number of shares of the Company's common stock outstanding as of March 10, 1997, the record date of the annual meeting, was 4,398,808.

Item 5.      Other Information - None

Item 6.      Exhibits and Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.



                                 CIVIC BANCORP
                                 (Registrant)




Date: August 7, 1997               By:  /s/ Herbert C. Foster
                                        ----------------------
                                         Herbert C. Foster
                                         President
                                         Chief Executive Officer


                                   By:  /s/ Gerald J. Brown
                                        ----------------------
                                         Gerald J. Brown
                                         Chief Financial Officer
                                         Principal Accounting Officer