Form 10-Q
period 1997-09-30
CIVIC BANCORP
filed 1997-11-06
CIK 747205

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 1997
                                                  ------------------

                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                   For the transition period from ______________ to
_________________

                          Commission File No. 0-13287

                                 CIVIC BANCORP
                        2101 Webster Street, 14th Floor
                              Oakland, CA  94612
                                (510) 836-6500

Incorporated in California        I.R.S. Employer Identification No.
                                          68-0022322


The number of shares of common stock outstanding as of the close of business on November 4, 1997.

          Class                       Number of Shares Outstanding
          -----                       ----------------------------

          Common Stock                         4,611,259

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes    X                      No ________
                                          -------

                                 CIVIC BANCORP
                                      AND
                                   SUBSIDIARY

Index to Form 10-Q                                                 Page Number
                                                                   -----------


PART I. Item 1.     Financial Statements

                    Consolidated Balance Sheets
                    September 30, 1997, September 30, 1996
                    and December 31, 1996                              3

                    Consolidated Statements of Operations -
                    Three Months Ended September 30, 1997 and
                    September 30, 1996 and Nine Months Ended
                    September 30, 1997 and September 30, 1996          4

                    Consolidated Statements of Cash Flows -
                    Nine Months Ended September 30, 1997 and
                    September 30, 1996                                 5

        Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                         6

PART II.            Other Information                                 16

SIGNATURES                                                            17



PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                                         CIVIC BANCORP AND SUBSIDIARY
                                                   ------------------------------------------------------------------------
                                                                         CONSOLIDATED BALANCE SHEETS
                                                   ------------------------------------------------------------------------

(In thousands except shares)
                                                   September 30,                September 30,                 December 31,
                                                       1997                         1996                          1996
                                                ----------------             ----------------             -----------------
ASSETS
------
Cash and due from banks                                 $ 20,352                     $ 12,469                      $ 16,929
Federal funds sold                                         7,400                       19,400                        29,300
                                                ----------------             ----------------             -----------------
  Total cash and cash equivalents                         27,752                       31,869                        46,229
Securities available for sale                             31,133                       26,751                        26,871
Securities held to maturity
 (market value of $30,467, $45,901
  and $41,667, respectively)                              30,107                       45,611                        41,311
Other securities                                           1,949                        1,717                         1,761
Loans:
 Commercial                                              119,556                       88,621                        92,756
 Real estate-construction                                 15,479                        3,160                         6,608
 Real estate-other                                        64,954                       56,628                        64,272
 Installment and other                                    20,280                       19,316                        19,757
                                                ----------------             ----------------             -----------------
 Total loans                                             220,269                      167,725                       183,393
Less allowance for loan losses                             4,638                        5,133                         4,969
                                                ----------------             ----------------             -----------------
 Loans - net                                             215,631                      162,592                       178,424
Interest receivable and other assets                       5,229                        4,185                         4,921
Leasehold improvements and equipment - net                 1,324                        1,563                         1,463
Foreclosed assets                                            570                          308                           923
Other assets held for sale                                   205                          275                           275
                                                ----------------             ----------------             -----------------
TOTAL ASSETS                                            $313,900                     $274,871                      $302,178
                                                ================             ================             =================

LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------
LIABILITIES
Deposits:
 Noninterest-bearing                                    $ 77,380                     $ 65,358                      $ 84,337
 Interest-bearing:
   Checking                                                5,023                       31,717                        26,245
   Money market                                           98,367                       82,091                        85,035
   Time and savings                                       92,607                       61,088                        70,830
                                                ----------------             ----------------             -----------------
 Total deposits                                          273,377                      240,254                       266,447
Accrued interest payable and other liabilities             3,352                        2,035                         1,584
                                                 ----------------             ----------------             -----------------
Total liabilities                                        276,729                      242,289                       268,031

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock no par value; authorized,
  10,000,000 shares; none issued or outstanding
Common stock no par value; authorized,
  10,000,000 shares; issued and outstanding,
  4,391,123, 4,515,883 and 4,431,895 shares               31,278                       31,423                        31,739
Retained earnings, (subsequent to July 1, 1996
  date of quasi-reorganization, total deficit
  eliminated $5.5 million)                                 5,665                        1,050                         2,240
Net unrealized gain on securities available for sale         228                          109                           168
                                                 ----------------             ----------------             -----------------
Total shareholders' equity                                37,171                       32,582                        34,147
                                                ----------------             ----------------             -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $313,900                     $274,871                      $302,178
                                                ----------------             ----------------             -----------------

                                                   CIVIC BANCORP AND SUBSIDIARY
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                               -------------------------------------
                                        (In thousands except shares and per share amounts)

                                      Three Months Ended Sept. 30,                   Nine Months Ended Sept. 30,
                                     ------------------------------                 -----------------------------

                                            1997            1996                          1997             1996
                                            ----            ----                          ----             ----
INTEREST INCOME:
Loans                                 $    5,618       $    4,209                    $   15,612      $   12,394
Securities available for sale,
  securities held to maturity
  and other securities                       912              949                         2,828           2,807
Tax exempt securities                        159               68                           438             102
Federal funds sold                            90              239                           222             282
                                      ----------       ----------                    ----------      ----------
Total interest income                      6,779            5,465                        19,100          15,585

INTEREST EXPENSE:
Deposits                                   1,934            1,417                         5,328           3,654
Other borrowings                               7                -                            39              31
                                      ----------       ----------                    ----------      ----------
Total interest expense                     1,941            1,417                         5,367           3,685
                                      ----------       ----------                    ----------      ----------
NET INTEREST INCOME                        4,838            4,048                        13,733          11,900
Provision for loan losses                     25               75                            75             525
                                      ----------       ----------                    ----------      ----------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                 4,813            3,973                        13,658          11,375
                                      ----------       ----------                    ----------      ----------

NONINTEREST INCOME:
Customer service fees                        222              150                           581             430
Other                                         26               18                           108              95
                                      ----------       ----------                    ----------      ----------
Total noninterest income                     248              168                           689             525

NONINTEREST EXPENSE:
Salaries and employee benefits             1,744            1,475                         5,146           4,500
Occupancy                                    269              251                           760             753
Equipment                                    210              219                           664             647
Foreclosed asset expense                       9              101                            72             254
Goodwill and core deposit amortization        57               64                           172             193
Telephone and postage                         76               62                           220             188
Data processing services                      83               59                           246             184
Marketing                                     59               52                           160             168
Legal fees                                    74               44                           217             134
Consulting fees                               45               30                           135             150
FDIC insurance                                 8                1                            23               2
Other                                        367              298                         1,037             942
                                      ----------       ----------                    ----------      ----------
Total other expenses                       3,001            2,656                         8,852           8,115
                                      ----------       ----------                    ----------      ----------

INCOME BEFORE INCOME TAXES                 2,060            1,485                         5,495           3,785
Income tax expense                           810              435                         2,070             825
                                      ----------       ----------                    ----------      ----------
NET INCOME                            $    1,250       $    1,050                    $    3,425      $    2,960
                                      ==========       ==========                    ==========      ==========

NET INCOME PER COMMON SHARE           $     0.27       $     0.23                    $     0.74      $     0.64
                                      ==========       ==========                    ==========      ==========

Weighted average shares outstanding
 used to compute net income per
 common share                          4,644,089        4,630,746                     4,610,346       4,603,160
                                      ==========       ==========                    ==========      ==========


                                                   CIVIC BANCORP AND SUBSIDIARY
                               ---------------------------------------------------------------------
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ---------------------------------------------------------------------
                                                          (In thousands)

                                                                                               Nine Months Ended Sept. 30,
                                                                                                --------------------------
                                                                                                        1997          1996
                                                                                              ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                        $  3,425      $  2,960
  Adjustments to reconcile net income to
    net cash provided by operating activities:
        Provision for loan losses                                                                         75           525
        Depreciation and amortization                                                                    835           597
        Loss on sale of fixed assets                                                                       -            30
        Loss on sale of foreclosed assets                                                                  -            43
        Write-down of foreclosed assets                                                                   15            27
        Increase (Decrease) in deferred loan fees                                                         42          (149)
  Change in assets and liabilities:
        Increase in interest receivable and other assets                                                (378)         (464)
        Increase in accrued interest
         payable and other liabilities                                                                 1,827           654
                                                                                                    --------      --------
Net cash provided by operating activities                                                              5,841         4,223


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                                 (303)         (355)
   Paydown on assets held for sale                                                                        70             -
   Expenditures on foreclosed assets                                                                      35             -
   Proceeds from sales of foreclosed assets                                                            1,063           467
  Net increase in loans                                                                             (38,084)      (13,307)
  Activities in securities held to maturity:
        Proceeds from maturing securities                                                            12,019        14,098
        Purchases of securities                                                                      (1,005)       (8,392)
  Activities in securities available for sale:
        Proceeds from maturing securities                                                                 -        10,000
        Purchases of securities                                                                      (4,382)      (26,752)
                                                                                                    --------      --------
Net cash used in investing activities                                                               (30,587)      (24,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                                                                  193           173
Purchase of common stock                                                                                (854)            -
Net increase in deposits                                                                               6,930        20,156
                                                                                                    --------      --------
Net cash provided by financing activities                                                              6,269        20,329
                                                                                                    --------      --------
Net (decrease) increase in cash and cash equivalents                                                 (18,477)          311
Cash and cash equivalents at beginning of period                                                      46,229        31,558
                                                                                                    --------      --------
Cash and cash equivalents at end of period                                                          $ 27,752      $ 31,869
                                                                                                    ========      ========

Cash paid during year for:
      Interest                                                                                      $  5,138      $  3,601
                                                                                                    ========      ========
      Income taxes                                                                                  $  1,483      $  1,322
                                                                                                    ========      ========

Supplemental schedule of non-cash
 investing activity:
      Loans transferred to foreclosed assets                                                        $    760      $     75
                                                                                                    ========      ========

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

 In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, ("FAS 130"), "Reporting Comprehensive Income". This statement establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. It does not require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement. This statement is effective for fiscal years beginning after December 15, 1997.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, ("FAS 131"), "Disclosures About Segments of an Enterprise and Related Information". This statement establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This statement is effective for financial statements for periods beginning after December 31, 1997. The Company does not believe it has any separate reportable business segments.

 The Securities and Exchange Commission, ("SEC"), has approved rule amendments to clarify and expand existing disclosure requirements for derivative instruments. The amendments require enhanced disclosure of accounting policies for derivative financial instruments in the notes to the financial statements and expand existing disclosure requirements to include quantitative and qualitative information about market risk inherent in market risk sensitive instruments. The required quantitative and qualitative information should be disclosed outside the financial statements and related notes thereto. The enhanced accounting policy disclosure requirements are effective for the quarterly period ended September 30, 1997 and the required expanded disclosure of quantitative and qualitative information about market risk are effective with the 1997 Form 10-K. As the Company does not engage in derivative instruments, no further interim period disclosure has been provided.

3.  SUBSEQUENT EVENT

     On October 15, 1997, at a regularly scheduled meeting of the Board of
 Directors of Civic BanCorp, the Directors   declared a 5% stock dividend to
 shareholders of record on October 29, 1997, payable on November 12, 1997.
 Fractional   shares will be paid in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the nine months ended September 30, 1997, the Company reported net income of $3,425,000, or $.74 per share compared to a net income of $2,960,000 or $.64 per share for the same period of the prior year. The annualized return on average assets was 1.53% for the nine months ended September 30, 1997 compared to 1.61% for the same period of the prior year. The annualized return on average shareholders' equity for the nine months ended September 30, 1997 and 1996 was 12.94% and 12.78%, respectively.

RESULTS OF OPERATIONS

Net interest income for the nine months ended September 30, 1997 was $13.7 million, increasing $1.8 million or 15.4% from net interest income of $11.9 million for the same period in 1996. The increase in net interest income is primarily due to an increase in the volume of average earning assets the benefits of which were partially offset by an increase in the volume of interest bearing liabilities.

Total interest income for the first nine months of 1997 equaled $19.1 million, an increase of $3.5 million from interest income earned for the same period in 1996. The increase in total interest income is primarily attributed to the increase in volume of earning assets. Total average earning assets increased $51.7 million or 22.8% to $278.9 million for the first nine months of 1997 compared to $227.2 million for the same period in 1996.

Total interest expense for the first nine months of 1997 was $5.4 million an increase of $1.7 million or 45.6% from the $3.7 million for the first nine months of 1996. The increase in interest expense was due to increases in both the average volume and the average rate paid on interest bearing liabilities. Average interest bearing liabilities were $187.4 million for the first nine months of 1997 as compared to $145.2 million for the same period of the prior year, an increase of $42.2 million or 29.1%. The average rate paid on these liabilities increased 44 basis points to 3.83% for the first nine months of 1997 from 3.39% for the same period of 1996. The increase in the average rate is attributed to a shift in the mix of interest bearing liabilities to savings and time deposits. Savings and time deposits as a percentage of average total interest bearing liabilities increased to 41.9% from 32.5% for the first nine months of 1997 and 1996, respectively.

Net Interest Margin

Net interest margin declined 32 basis points to 6.72% for the nine months ended September 30, 1997 from 7.04% for the same period of the prior year. The decrease in the margin is attributed to the slight decrease in average rate earned on loans of 17 basis points and the increase in the average rate paid on interest bearing deposits of 44 basis points. Management attributes the decline in the yield on average loans to the Company's efforts to transact loans with lower risk. Terms which would reduce the level of risk on a loan include stronger sources of repayment, higher levels of collateralization and other terms which are considered more favorable to the Bank. Higher quality loans generally have a lower risk premium over the Bank's reference rate. Additionally, there is increased competition for such higher quality loans from other financial institutions. However, no assurance can be given that the effort to make loans with lower risk will result in fewer delinquencies and lower loan losses in the future. The increase in the average rate paid on interest bearing deposits reflects a higher interest rate environment for deposits and a shift in the mix of interest bearing liabilities toward savings and time deposits which have higher interest rates.

The following table presents an analysis of the components of net interest income for the first nine months ended September 30, 1997 and 1996.


                                                Nine months ended Sept. 30,
                                         --------------------------------------------------
                                                              1997
                                         --------------------------------------------------
                                                             Interest             Rates
Dollars in thousands                         Average          Income\            Earned\
                                             Balance          Expense        /2 / Paid
                                           ------------    -----------      ------------
ASSETS
Securities available for sale                  $ 30,901        $ 1,478             6.40%
Securities held to maturity:
  U.S. Treasury securities                        6,788            303             5.97%
  U.S. Government agencies                       17,325            964             7.44%
  Municipal securities          /(1)/            12,013            731             8.13%
Commercial paper                                      -              -                -%
Other securities                                  1,860             83             5.95%
Federal funds sold and securities
    purchased under agreements to resell          5,466            222             5.43%
Loans:                          /2,3/
  Commercial                                    108,487          8,458            10.42%
  Real estate-construction                       10,879            829            10.19%
  Real estate-other                              64,867          4,823             9.94%
  Installment and other                          20,362          1,502             9.86%
                                             ----------     ----------        ----------
  Total Loans                                   204,595         15,611            10.20%
                                             ----------     ----------        ----------
   Total Earning Assets                         278,948         19,392             9.29%
Cash and due from banks                          17,271
Leasehold improvements and equipment - net        1,418
Interest receivable and other assets              4,891
Foreclosed assets                                   608
Assets held for sale                                205
Less allowance for loan loss                     (4,882)
                                             ----------
TOTAL ASSETS                                   $298,459
                                             ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Interest bearing:
    Checking                                   $ 14,734            175             1.59%
    Money market                                 93,247          2,149             3.08%
    Time and savings                             78,489          3,004             5.12%
    Other borrowed funds                            896             39             5.85%
                                             ----------     ----------        ----------
Total interest bearing                          187,366          5,367             3.83%
 liabilities
Demand deposits                                  73,051
Other liabilities                                 2,742
Shareholders' equity                             35,300
                                             ----------
TOTAL LIABILITIES AND SHAREHOLDERS'            $298,459
 EQUITY                                      ==========


Net Interest Income                                            $14,025
                                                            ==========

Net Interest Margin                                                                6.72%
                                                                              ==========
Tax Equivalent Adjustment       /(1)/                          $   292
                                                            ==========
------------------------------------------------------------------------------------------------------------------------------------




                                                   Nine months ended Sept. 30,
                                         --------------------------------------------------
Dollars in thousands                                           1996
                                         --------------------------------------------------
                                                             Interest            Rates
                                             Average          Income\           Earned\
                                             Balance          Expense         /2 / Paid
                                           ------------    -----------       ------------
ASSETS
 Securities available for sale                 $ 10,832         $   497             6.13%
 Securities held to maturity:
  U.S. Treasury securities                       10,799             495             6.12%
  U.S. Government agencies                       33,241           1,711             6.88%
                                             ----------      ----------        ----------
Municipal securities          /(1)/               2,983             170             7.60%
Commercial paper                                    777              32             5.42%
Other securities                                  1,648              72             5.86%
Federal funds sold and securities
   purchased under agreements to  resell          7,278             282             5.18%
Loans:                          /2,3/
  Commercial                                     79,478           6,285            10.56%
  Real estate-construction                        3,151             237            10.04%
  Real estate-other                              59,506           4,546            10.20%
  Installment and other                          17,492           1,326            10.12%
                                             ----------      ----------        ----------
  Total Loans                                   159,627          12,393            10.37%
                                             ----------      ----------        ----------
    Total Earning Assets                        227,185          15,652             9.20%
Cash and due from banks                          16,832
Leasehold improvements and equipment-net          1,643
Interest receivable and other assets              3,531
Foreclosed assets                                   613
Assets held for sale                                275
Less allowance for loan loss                     (5,030)
                                             ----------
TOTAL ASSETS                                   $245,049
                                             ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Interest bearing:
    Checking                                   $ 24,343             172             0.94%
    Money market                                 72,969           1,782             3.26%
    Time and savings                             47,161           1,700             4.82%
    Other borrowed funds                            745              31             5.59%
                                             ----------      ----------        ----------
Total interest bearing liabilities              145,218           3,685             3.39%
Demand deposits                                  67,135
Other liabilities                                 1,837
Shareholders' equity                             30,887
                                             ----------
TOTAL LIABILITIES AND SHAREHOLDERS'            $245,077
 EQUITY                                      ==========

Net Interest Income                                            $11,967
                                                             =========

Net Interest Margin                                                                7.04%
                                                                               ==========

Tax Equivalent Adjustment       /(1)/                              $67
                                                             =========
------------------------------------------------------------------------------------------------------------------------------------


(1) Tax-exempt interest income on municipal securities is computed using a Federal income tax rate of 40%. Interest on municipal securities was $438,000 and $102,000 for the nine months ended September 30, 1997 and 1996, respectively. (2) Non-performing loans have been included in the average loan balances. Interest income is included on non-accrual loans only to the extent cash payments have been received. (3) Interest income includes loan fees of $330,000 and $313,000 on commercial loans for the nine months ended September 30, 1997 and 1996, respectively; fees of $298,000 and $343,000 on real estate loans for the nine months ended September 30, 1997 and 1996, respectively; and fees of $25,000 and $25,000 on installment and other loans for the nine months ended September 30, 1997 and 1996, respectively.

The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the nine month periods ended September 30, 1997 and 1996 .


                                           Analysis of Changes in Interest Income and Expense
                                              Increase (Decrease) Due to Change in
in thousands

                                                     Volume     /1 /            Rate     /2 /      Total
                                              -------------               ----------         -----------
                                                                       (In thousands)
Increase (decrease) in interest income:
Securities available for sale                       $   920                    $  61             $   981
Securities held to maturity:
  U.S. Treasury securities                             (185)                      (7)               (192)
  U.S. Government agencies                             (820)                      73                (747)
  Municipal securities                                  512                       48                 560
  Commercial paper                                      (32)                       -                 (32)
Other securities                                          9                        2                  11
Federal funds sold                                      (70)                      10                 (60)
Loans:
  Commercial                                          2,287                     (114)              2,173
  Real estate-construction                              581                       11                 592
  Real estate-other                                     403                     (126)                277
  Installment and other                                 217                      (41)                176
                                              -------------               ----------         -----------
 Total Loans                                          3,488                     (270)              3,218
                                              -------------               ----------         -----------
Total increase (decrease)                           $ 3,822                    $ (83)            $ 3,739
                                              -------------               ----------         -----------

(Increase) decrease in interest expense:
Deposits:
  Interest bearing checking                         $    68                    $ (71)            $    (3)
  Money market                                         (493)                     126                (367)
  Savings and time                                   (1,127)                    (177)             (1,304)
Other borrowed funds                                     (6)                      (2)                 (8)
                                              -------------               ----------         -----------
Total increase (decrease)                           $(1,558)                   $(124)            $(1,682)
                                              -------------               ----------         -----------

Total change in net interest income                 $ 2,264                    $(207)            $ 2,057
                                              =============               ==========         ===========

(1) Changes not solely attributed to rate or volume have been allocated to volume.
(2) Loan fees are reflected in rate variances.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 1997 was $75,000, a decrease of $450,000 or 85.7% from the nine months ended September 30, 1996. The amount of the provision was reduced because management believed the allowance for loan losses is adequate.

Non-Interest Income

Non-interest income for the nine months ended September 30, 1997 was $689,000, an increase of $164,000 or 31.2% from the nine months ended September 30, 1996. Customer service fees have increased $151,000 or $35.1% to $581,000 from $430,000 due to the increase in deposit activity and an increase in foreign trade transaction volume.

Non-Interest Expense

Non-interest expense totaled $8.9 million and $8.1 million for the nine months periods ended September 30, 1997 and 1996, respectively. Salaries and employee benefits for the nine months ended September 30, 1997 increased $646,000 or 14.4% from the same period in 1996. The increase in salaries and employee benefits is related to increases in the management incentive accrual, employer contributions to the 401K plan and staffing levels. Full time equivalent personnel numbered 108 on September 30, 1997 compared to 100 on September 30, 1996.

Foreclosed asset expenses have decreased as foreclosed properties have been sold and increased data processing expenses are related to increased loan and deposit activity combined with general cost escalation. Legal expenses have increased due to increased legal activity to recover prior period loan charge-offs and the FDIC assessments increased by $21,000 for the first nine months of 1997 as compared to the prior year due to the addition of a regulatory FICO assessment.


The following table summarizes the significant components of noninterest expense for the periods indicated.


                                             Nine Months Ended
                                        ---------------------------------
                                           September   September   Dollar       %
(Dollars in thousands)                       1997        1996      Change     Change
                                         ----------   ----------  ---------  --------


Salaries and related benefits                 $5,146      $4,500    $ 646      14.4%
Occupancy                                        760         753        7       0.9%
Equipment                                        664         647       17       2.6%
Foreclosed asset expenses                         72         254     (182)    -71.7%
Goodwill and core deposit amortization           172         193      (21)    -10.9%
Telephone and postage                            220         188       32      17.0%
Data processing services                         246         184       62      33.7%
Marketing                                        160         168       (8)     -4.8%
Legal fees                                       217         134       83      61.9%
Consulting fees                                  135         150      (15)    -10.0%
FDIC insurance                                    23           2       21    1050.0%
Other                                          1,037         942       95      10.1%
                                             -------     -------  -------    -------
TOTAL NONINTEREST EXPENSE                     $8,852      $8,115    $ 737       9.1%
                                             =======     =======  =======    =======

Provision for Income Taxes

The provision for income taxes for the first nine months of 1997 increased to $2,070,000 from $825,000 for the same period of the prior year. These provisions represent effective tax rates of 38% and 22%, respectively. The 1997 provision represents a more normalized effective tax rate as compared to the 1996 provision which included the tax benefits of prior period operating losses and tax carryforward items. Beginning July 1, 1996, the effective date of the quasi-reorganization, certain tax benefits which arose prior to the date of the quasi-reorganization are being reported as a direct adjustment to common stock.

FINANCIAL CONDITION

Loans

Average loans increased $45.0 million or 28.2% to $204.6 million for the nine months ended September 30, 1997 from $159.6 million for the same period in 1996. The increase in average loans is attributed to an improving economic environment and an overall increase in loan demand.

Real estate construction loans as a percentage of total loans outstanding were 7.0% at September 30, 1997 compared to 1.9% at September 30, 1996. Risks associated with real estate construction lending are generally considered to be higher than risks associated with other forms of lending however, the Bank continues to fund real estate construction commitments on a limited basis with more stringent underwriting criteria.

Other real estate loans consist of mini-perm loans and land acquisition loans which are primarily owner-occupied and are generally granted based on the rental or lease income stream generated by the property. Other real estate loans totaled $65.0 million at September 30, 1997, an increase of $8.3 million or 14.7% from September 30, 1996.

The following table sets forth the amount of loans outstanding in each category and the percentage of total loans outstanding for each category at the dates indicated.


                                   September 30,                     December 31,                         September 30,
                             ----------------------           --------------------------           --------------------------
                                       1997                            1996                                   1996
                             ----------------------           --------------------------           --------------------------
                                Amount     Percent               Amount        Percent                Amount         Percent
                             -----------  ---------           ------------   -----------            -----------    ----------
                                                               (Dollars in thousands)

Commercial                      $119,556      54.3%             $ 92,756        50.6%                 $ 88,621        52.8%
Real estate - construction        15,479       7.0%                6,608         3.6%                    3,160         1.9%
Real estate - other               64,954      29.5%               64,272        35.0%                   56,628        33.8%
Installment and other             20,280       9.2%               19,757        10.8%                   19,316        11.5%
                                --------    -------             --------      -------                 --------     --------
  TOTAL                         $220,269     100.0%             $183,393       100.0%                 $167,725       100.0%
                                =======      ======             ========       ======                 ========       ======

Foreclosed Assets

Foreclosed assets totaled $570,000 at September 30, 1997, as compared to $923,000 at December 31, 1996. During the first nine months of 1997, the Company sold three properties with proceeds of $1,063,000, but foreclosed on one single family residence which is currently under contract and is the only foreclosed asset as of September 30, 1997.

Non-Performing Assets

The following table provides information with respect to the Company's past due loans and components of non-performing assets at the dates indicated.


                                           Sept. 30     Dec. 31     Sept. 30
                                             1997        1996         1996
                                           --------    --------    ---------

                                                 (Dollars in thousands)

Loans 90 days or more past due and
 still accruing                              $  192         $  322      $  151
Non-accrual loans                             3,465          2,811       3,200
Other assets held for sale                      205            275         275
Foreclosed assets                               570            923         308
                                           --------       --------   ---------
  Total non-performing assets                $4,432         $4,331      $3,934
                                           ========       ========   =========

Non-performing assets to period end
 loans, other assets held for sale plus
   foreclosed assets                          2.00%          2.35%       2.34%

                                           ========       ========   =========

At September 30, 1997, the recorded investment in loans considered to be impaired under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by Statement of Financial Accounting Standards No. 118 was $3,465,000 all of which were placed on a non-accrual basis. For the nine months ended September 30, 1997, the average recorded investment in impaired loans was $3,498,000 and no interest income has been recognized on impaired loans. If interest income on those loans had been recognized, such income would have approximated $459,000.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that management of the Company considers to be adequate for losses that can be reasonably anticipated in relation to the risk of future losses inherent in the loan portfolio. The allowance is increased by charges to operating expenses and reduced by net charge-offs.

In assessing the adequacy of the allowance for loan losses, management relies on its ongoing review of the loan portfolio to identify potential problem loans in a timely manner, ascertains whether there are probable losses which must be charged off and assesses the aggregate risk characteristics of the portfolio. Factors which influence management's judgment include the impact of forecasted economic conditions, historical loan loss experience, the evaluation of risks which vary with the type of loan, creditworthiness of the borrower and the value of the underlying collateral. Management believes the allowance for loan losses was adequate at September 30, 1997.

The following table summarizes the changes in the allowance for loan losses for the periods indicated:



                                           Nine Months           Year         Nine Months
                                              Ended             Ended            Ended
                                             9-30-97           12-31-96         9-30-96
                                         -----------         -----------      -----------
                                                          (Dollars in thousands)

Balance, at beginning of period               $  4,969        $   4,960       $  4,960
Charge-offs:
  Commercial                                        16               95             95
  Real estate - construction                       300              370            270
  Real estate - other                              400              477            175
  Installment and other                             16              127            126
                                            ----------      -----------     ----------
    Total charge-offs                              732            1,069            666
Recoveries:
  Commercial                                        11              242            125
  Real estate - construction                        37               56             54
  Real estate - other                              253              140            122
  Installment and other                             25               40             13
                                            ----------      -----------     ----------
    Total recoveries                               326              478            314
                                            ----------      -----------     ----------
Net charge-offs                                    406              591            352
Provision charged to operations                     75              600            525
                                            ----------      -----------     ----------
Balance, at end of period                     $  4,638        $   4,969       $  5,133
                                            ==========      ===========     ==========

Ratio of net charge-offs to average
 loans (annualized)                              0.26%            0.36%          0.29%
                                            ==========      ===========     ==========

Allowance at period end to total loans
 outstanding                                     2.11%            2.71%          3.06%
                                            ==========      ===========     ==========

Allownace at period end to total
 non-performing loans                           126.8%           158.6%         153.2%
                                            ==========      ===========     ==========

Potential Problem Loans

At September 30, 1997 there were no loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed in the discussion above that (i) represented or resulted from trends or uncertainties which management anticipated would have a material impact on future operating results, liquidity, capital resources or (ii) represented material credits about which management was aware of information that would cause serious doubt as to the ability of the borrower to comply with the loan repayment terms.

Investment Portfolio

The Company's investment portfolio is used primarily for liquidity purposes and secondarily for investment income. The portfolio is primarily composed of U.S. Treasury and U.S. government agency instruments and investment grade municipal obligations. The company has diverted liquidity from maturing U.S. government agency securities to satisfy the growth of the higher yielding loan portfolio and has increased its investment in municipal securities to benefit from higher after-tax yields available on bank-qualified municipal securities.

The table below summarizes the book value and estimated market values of investment securities at the dates indicated.


                                                            September 30,
                                        --------------------------------------------------
                                                 1997                      1996
                                        -------------------------   ----------------------
                                          Book           Market      Book         Market
                                          Value          Value       Value        Value
                                        --------        --------    --------    ---------
                                                         (Dollars in
                                                          thousands)
SECURITIES HELD TO MATURITY:
  U.S. Treasury securities                 $ 5,934        $ 5,952    $10,850       $10,847
  U.S. government agencies and
    corporation                             12,013         12,095     26,042        26,361
  Municipal securities                      12,062         12,317      8,585         8,558
  Collateralized mortgage obligations           98            103        134           135
                                          --------      ---------   --------      --------
    TOTAL                                  $30,107        $30,467    $45,611       $45,901
                                          ========      =========   ========      ========
SECURITIES AVAILABLE FOR SALE:
  U.S. Treasury securities                 $12,031        $12,215    $12,046       $12,130
  U.S. government agencies and
    corporation                             18,722         18,918     14,596        14,621
                                          --------      ---------   --------      --------
    TOTAL                                  $30,753        $31,133    $26,642       $26,751
                                          ========      =========   ========      =========

Deposits

For the nine months ended September 30, 1997 average deposits totaled $259.5 million, an increase of $47.9 million or 22.6% from $211.6 million for the same period in 1996. Management attributes the increase in deposits to an improving economic environment and an increase in loan demand. It is the Company's objective to become the primary bank for its customers by servicing both the loan and the deposit needs. Accordingly, a correlation is expected between loan and deposit volumes such that deposit volumes will increase as loan activity increases.

Average demand deposits totaled $73.1 million, an increase of $6.0 million or 8.9% from the same period in 1996, however as a percentage of total deposits, demand deposits decreased to 28.1% for the nine months ended September 30, 1997 from 31.7% for the same period of the prior year. Average interest-bearing deposits increased $42.0 million or 29.1% for the nine months ended September 30, 1997 from the same period in 1996. Average interest-bearing deposits comprised 71.9% of average total deposits for the nine months ended September 30, 1997 and 68.3% of average total deposits for the nine months ended September 30, 1996.

The increase in savings and time deposits, which had the greatest level of growth of all deposit types, is attributed to the interest rate environment wherein time deposit rates are comparable to interest rates on investment securities and do not require broker commissions or other transaction costs when purchased.

The table below sets forth information regarding the Bank's average deposits by amount and percentage of total deposits for the nine months ended September 30, 1997 and 1996.


                                                   Average Deposits
                            --------------------------------------------------------------
                                             Nine Months Ended Sept. 30,
                            ---------------------------------------------------------------
                                          1997                            1996
                            --------------------------------   ----------------------------
                               Amount         Percentage        Amount       Percentage
                            -----------     ---------------   ----------     ------------

Demand accounts                $ 73,051          28.1%         $ 67,135          31.7%
Interest-bearing checking        14,734           5.7%           24,343          11.5%
Money market                     93,247          35.9%           72,969          34.5%
Savings and time                 78,489          30.3%           47,161          22.3%
                            -----------     ---------------   ----------     ------------
     Total                     $259,521         100.0%         $211,608         100.0%
                            ===========     ===============   ==========     ============

Certificates of deposit over $100,000 are generally considered a higher cost and less stable form of funding than lower denomination deposits and may represent a greater risk of interest rate and volume volatility than small retail deposits. Time certificates of $100,000 or more at September 30, 1997 had the following schedule of maturities:


(In thousands)
                                         Sept. 30, 1997      Dec. 31, 1996
                                         --------------      -------------
Three months or less                       $33,485           $15,318
After three months through six months       18,571            20,918
After six months through twelve months      11,885             8,898
After twelve months                          3,042               668
                                         ---------         ---------
    Total                                  $66,983           $45,802
                                         =========         =========

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity management refers to the Bank's ability to acquire funds to meet loan demand, to fund deposit withdrawals and to service other liabilities.

To augment liquidity, the Bank has informal federal funds borrowing arrangements with correspondent banks totaling $30.0 million. The Bank is a member of the Federal Home Loan Bank of San Francisco and through membership has the ability to pledge qualifying collateral for short term (up to six months) and long term (up to five years) borrowing. At September 30, 1997 the Bank had no outstanding borrowings against these arrangements. Additionally, at September 30, 1997, unpledged government securities that are available to secure additional borrowing in the form of reverse repurchase agreements totaled approximately $39.6 million. At September 30, 1997 the Bank had no reverse repurchase agreements.

The liquidity position of the Company declined during the first nine months of 1997 from December 31, 1996 as cash flows required for investing activities exceeded the funds provided by operating and financing activities by $18.5 million. Cash and cash equivalents of $30.6 million were required to accommodate the growth in the loan portfolio. Deposit growth provided $6.3 million of cash and cash equivalents and operating activities provided by an additional $5.8 million of cash and cash equivalents.

The liquidity position of the Company may be expressed as a ratio defined as (a) cash, Federal funds sold, other unpledged short term investments and marketable securities, including those maturing after one year, divided by (b) total assets less pledged securities. Using this definition at September 30, 1997, the Company had a liquidity ratio of 26.6% as compared to 36.5% at December 31, 1996. Overnight Federal funds sold at September 30, 1997 were $7.4 million compared to $29.3 million of overnight Federal funds sold at December 31, 1996 which is an unusually high level and was attributed to client year-end activity.

Capital Resources

Total shareholders' equity increased to $37.2 million at September 30, 1997 from $34.1 million at December 31, 1996 reflecting retained income of $3,425,000 for the first nine months of 1997 and an increase in the market adjustment of securities available for sale offset by a net reduction of $661,000 in common stock due to stock repurchases and option exercises.

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

At September 30, 1997 the Company's total risk-based capital ratio was 15.08%. The following table presents the Company's risk-based capital and leverage ratios as of September 30, 1997 and December 31, 1996.

                                                                                                            Minimum Capital
                                                                                                           Requirements To Be
                                                                                                       Considered Well Capitalized
                                                                                 Minimum                 Under Prompt Corrective
                                        Actual                             Capital Requirements               Action Provisions
                                ---------------------------          ---------------------------       ----------------------------
                                   Amount          Ratio               Amount           Ratio              Amount       Ratio
                                -----------     -----------          -----------     -----------       ------------     -----------

As of September 30, 1997:
Total Capital
    (to Risk Weighted Assets)   $39,273         15.08%               $20,840   greater than 8.00%     $26,050  greater than  10.00%
  Tier 1 Capital
    (to Risk Weighted Assets)    36,000         13.82%                10,420   greater than 4.00%      15,630  greater than   6.00%
  Tier 1 Capital
    (to Average Assets)          36,000         11.67%                12,341   greater than 4.00%      15,426  greater than   5.00%

As of December 31, 1996:
  Total Capital
    (to Risk Weighted Assets)   $35,412         16.10%               $17,594   greater than 8.00%     $21,993  greater than  10.00%
  Tier 1 Capital
    (to Risk Weighted Assets)    32,635         14.84%                 8,797   greater than 4.00%      13,196  greater than   6.00%
  Tier 1 Capital
    (to Average Assets)          32,635         11.27%                11,580   greater than 4.00%      14,475  greater than   5.00%

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



                                 CIVIC BANCORP
                                 -------------
                                  (Registrant)



Date: November 5, 1997              By:  /s/ Herbert C. Foster
                                       ---------------------------------------
                                       Herbert C. Foster
                                       President
                                       Chief Executive Officer


                                    By:  /s/ Gerald J. Brown
                                       ----------------------------------------
                                       Gerald J. Brown
                                       Chief Financial Officer
                                       Principal Accounting Officer