Form 10-K405
period 1997-12-31
CIVIC BANCORP
filed 1998-03-20
CIK 747205

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                        ______________________________

                                   FORM 10-K


(MARK ONE)
  /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934   [No Fee Required]
          For the Fiscal Year Ended December 31, 1997

  /  /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934   [No Fee Required]
          For the transition period from __________ to __________

                          COMMISSION FILE NO: 0-13287
                        ______________________________

                                 CIVIC BANCORP
                        2101 Webster Street, 14th Floor
                          Oakland, California  94612
                                (510) 836-6500

Incorporated in California                    I.R.S. Employer Identification No.
                                                         68-0022322

          Securities registered pursuant to Section 12(b) of the Act:

  Title of Class                       Name of Each Exchange on which Registered
  --------------                       -----------------------------------------
  Common Stock (no par value)                             NASDAQ

   Number of shares of Common Stock (no par value) outstanding as of March 2, 1998: 4,624,320

   Aggregate market value of Common Stock (no par value) held by non-affiliates on December 31, 1997 based on closing price on March 2, 1998: $57,492,284.00

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X . NO   .
                                              ---     --

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                      DOCUMENTS INCORPORATED BY REFERENCE:

                  Document                              Part of Form 10-K
                  --------                              -----------------
Annual Report to stockholders for the fiscal year         Parts I and II
           ended December 31, 1997
Proxy Statement for Annual Meeting of Stockholders
            to be held May 7, 1998                           Part III

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

The principal offices of the Company and Bank are located at 2101 Webster Street, Oakland, California, 94612. Their telephone number is (510) 836-6500. The Bank has two banking offices in Walnut Creek and additional offices in Fremont, Palo Alto and San Leandro. The Bank has loan production offices at 595 Market Street, 28th Floor, San Francisco, California, 94577, and at 1731 Technology Drive, Suite 595, San Jose, California, 95110.

SAVINGS AND DEPOSIT ACTIVITIES

The Bank offers customary banking services such as personal and business checking, savings accounts, time certificates of deposit and IRA accounts. Most of the Bank's deposits are obtained from commercial businesses, professionals and individuals with high income or high net worth. At December 31, 1997, the Bank had a total of 6,330 accounts, consisting of demand deposit accounts with an average balance of approximately $43,000; savings, NOW and market rate accounts with an average balance of approximately $34,000; time certificates of $100,000 or more with an average balance of approximately $330,000; and other time deposits with an average balance of approximately $32,000. The Bank has not obtained any deposits through deposit brokers and has no present intention of using brokered deposits as a source of funding. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Deposits".

LENDING ACTIVITIES


The Bank concentrates its lending activities in commercial loans, real estate construction loans and other forms of real estate loans made primarily to businesses and individuals; it has no foreign loans.

The net loan portfolio as of December 31, 1997, totaled $228.6 million, which represented 81.0% of total deposits and 70.0% of total assets. The table below shows the mix of the loan portfolio as of December 31, 1997, 1996 and 1995.

                                                                 December 31,
                                               ------------------------------------------------
(In thousands)                                     1997              1996            1995
                                               ------------------------------------------------
Commercial loans                                   $ 135,140         $ 92,756         $ 70,417
Real estate construction loans                        12,929            6,608            4,067
Real estate loans - other                             64,430           64,272           61,752
Installment and other loans                           20,478           19,757           18,460
                                               ------------------------------------------------
Subtotal                                             232,977          183,393          154,696
Less allowance for loan losses                         4,351            4,969            4,960
                                               ------------------------------------------------
     LOANS-NET                                      $228,626         $178,424         $149,736
                                               ================================================

Commercial Loans - As of December 31, 1997, the Bank had outstanding commercial loans totaling $135.1 million, representing 58.0% of the Bank's total loan portfolio. The Bank lends primarily to businesses with annual gross revenues of $500,000 to $30 million and to professionals and other individuals located in Alameda, San Francisco, Santa Clara and Contra Costa counties. The Bank offers a variety of commercial lending services, including revolving lines of credit, working capital loans, equipment financing, letters of credit and inventory financing. Typically, commercial loans are floating rate obligations and are priced based on the Bank's reference rate.

The Bank's commercial loans are made on a short term basis with the majority of such loans maturing within one year. Commercial loans are typically secured by several types of collateral, including qualifying accounts receivable, equipment, inventory, and real estate. No single commercial account customer accounted for more than 1.45% of total outstanding loans at December 31, 1997.

Real Estate Loans - As of December 31, 1997, the Bank had outstanding real estate construction loans totaling $12.9 million representing 5.5% of the Bank's loan portfolio. The Bank makes loans to finance the construction of residential, commercial and industrial properties and to finance land development.

Other real estate loans, consisting of loans for land development and "mini-perm" loans totaled $64.4 million at December 31, 1997, of which $60.1 million were mini-perms. Mini-perm loans are available for completed commercial and retail projects with terms of three to five years and principal and interest payments based on a 15 to 25 year amortization schedule with a balloon payment due at the end of the term.

Neither the Bank nor the Company has taken an equity participation in connection with any real estate acquisition, development and construction loan held by the Bank.

Installment Loans - Installment loans include loans to individual and business customers. Personal lines of credit extended to individuals were $3.0 million or 14.6% of total installment loans at December 31, 1997. The remainder includes home equity loans, automobile loans and other personal loans.

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

HUMAN RESOURCES

At December 31, 1997, the Bank employed a total of 107 persons, consisting of 98 full time employees and 9 part time employees.

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

Furthermore, under the BHC Act, a bank holding company is, with limited exceptions, prohibited from (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or (ii) engaging in any activity other than managing or controlling banks. With prior notice to the

FRB (in the case of a "well-capitalized" and "well-managed" organizations) or with prior approval of the FRB in the case of other organizations, however, a bank holding company may own shares of a company engaged in activities which the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

The FRB has by regulation determined that certain activities are so closely related to banking as to be a proper incident thereto within the meaning of the BHC Act. These activities include, but are not limited to: operating an industrial loan company, industrial bank, Morris Plan Bank, savings association, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing investment and financial advice; operating a trust company in certain instances, selling traveler's checks, United States savings bonds and certain money orders; providing certain courier services; providing management consulting advice to nonaffiliated depository institutions in some instances; providing securities brokerage services and certain private placement agent services; providing career counseling in financial services; community development financing and investment; acting as insurance agent for certain types of credit-related insurance; leasing property or acting as agent, broker or advisor for leasing property on a "full pay-out basis"; acting as a consumer financial counselor, including tax planning and return preparation; performing futures and options advisory services, check guarantee services and discount brokerage activities; operating a collection or credit bureau; or performing real and personal property appraisals. The Company has no present intention to engage in any of such permitted activities except as an incident to its normal banking operations.

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

Directors of the Company, and the companies with which they are associated, have had and will continue to have banking transactions with the Bank in the ordinary course of the Bank's business. It is the firm intention of the Company that any loans and commitments to loan included in such transactions be made in accordance with applicable law, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and on terms not involving more than the normal risk of collectibility or presenting other unfavorable features. At December 31, 1997, loans to directors totaled $1,544,000 or 4.0% of the Company's shareholders' equity. Company policy precludes loans to officers and employees of the Company or of the Bank.

The Bank

The Bank is a member of the FDIC which currently insures the deposits of each member bank to a maximum of $100,000 per depositor. For this protection, the Bank pays a semi-annual assessment and is subject to the rules and regulations of the FDIC pertaining to deposit insurance and other matters.

The Bank is subject to regulation, supervision and regular examination by the California Department of Financial Institutions, formerly known as the State Banking Department (the "Department"). In addition, because the Bank is a member of the Federal Reserve System, it is subject to regulation, supervision and examination by the FRB. The regulations of these agencies govern most aspects of the Bank's business, including the making of periodic reports by the Bank and the Bank's activities relating to investments, loans, borrowings, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits and numerous other areas.

Subject to the regulations of the California Superintendent of Financial Institutions (the "Superintendent"), the Bank may invest in capital stock, obligations or other securities of other corporations, provided such corporations are not insurance companies, agents or brokers. In addition, the Bank may acquire any or all of the securities of a company that engages in activities that the Bank may engage in directly under California law without the prior approval of the FRB. California state-chartered banks are also specifically authorized to provide real estate appraisal services, management consulting and advisory services and electronic data processing services. However, FRB and FDIC regulations restrict the ability of the Bank to engage in real estate development and investment activities and to engage, as principal, in other activities not permitted to national banks.

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

FRB regulations require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally require that reserves of 3.0% must be maintained against net transaction accounts of $44.9 million or less, plus 10% against that portion of total transaction accounts in excess of $44.9 million. The first $4.4 million of otherwise reservable balances (subject to adjustment by the FRB) are exempted from the reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of reserve requirements is to reduce interest-earning assets.

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

Pursuant to FDICIA, the FDIC has developed a risk-based assessment system, under which the assessment rate for an insured depository institution will vary according to the level of risk incurred in its activities. An institution's risk category is based upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also to be assigned to one of the following "supervisory subgroups", subgroup A, B, or C. Subgroup A institutions are financially sound institutions with few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in a significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. The FDIC assigns each BIF member institution an annual FDIC assessment rate which, as of the date of this document, varies between 0.00% per annum with a $2,000 minimum (for well capitalized Subgroup A institutions) and 0.27% per annum (for undercapitalized Subgroup C institutions). The assessment rate may increase in the future. At December 31, 1997, the Bank's annual assessment rate was 1.256%.

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

Federal banking agencies have established capital measures (including both a leverage measure and a risk-based capital measure) and specified for each capital measure the levels at which depository institutions will be considered "well-capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" or "critically undercapitalized". See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". The appropriate federal banking agency, after notice and an opportunity for a hearing, may treat a well capitalized, adequately capitalized or undercapitalized depository institution as if it has a lower capital-based classification if it is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. Thus, an adequately capitalized institution can be subjected to the restrictions on undercapitalized institutions (provided that a capital restoration plan cannot be required of the institution) described below and an undercapitalized institution can be subject to the restrictions applicable to significantly undercapitalized institutions described below. As of December 31, 1997, the Bank met the capital ratio requirements for a "well capitalized" bank.

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

The FDIC is required, by regulation or order, to "restrict the activities" of such critically undercapitalized institutions. The restrictions must include prohibition on the institution's doing any of the following without prior FDIC approval: entering into material transactions not in the usual course of business; extending credit for highly leveraged transactions; engaging in any "covered transactions" (as defined in Section 23A of the Federal Reserve Act) with an affiliate, paying "excessive compensation or bonuses"; and paying interest on "new or renewed liabilities" that would increase the institution's average cost of funds to a level significantly exceeding prevailing rates in the market.

A bank cannot accept brokered deposits (which term is defined to include payment of an interest rate more than 75 basis points above prevailing rates) unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank is defined to be well capitalized for purposes of this restriction if it maintains a Tier 1 leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of 6.0% and a total risk-based capital ratio of at least 10.0% and is not otherwise in a "troubled condition" as specified by its appropriate federal regulatory agency. A bank is defined to be adequately capitalized if it meets all of its minimum capital requirements. A bank that cannot receive brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts. In addition, a bank that is "adequately capitalized" may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates. There are no such restrictions on a bank that is "well capitalized."

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

INTERSTATE BANKING

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994

Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") authorized interstate banking and interstate branching, subject to certain state options.

Interstate acquisition of banks became permitted in all states on and after September 29, 1995; state law cannot vary this rule. However, states may continue to prohibit acquisition of banks that have been in existence less than five years and interstate chartering of new banks.

Interstate mergers of affiliated or unaffiliated banks became permitted June 1, 1997, unless a state adopted legislation before June 1, 1997 to "opt out" of interstate merger authority, provided any limitations do not discriminate against out-of-state banks. Individual states may enact legislation to permit interstate mergers earlier than that date.

Interstate acquisition of branches is permitted to a bank only if the law of the state where the branch is located expressly permits interstate acquisition of a branch without acquiring the entire bank.

Interstate de novo branching is permitted to a bank only if a state adopts legislation to "opt in" to interstate de novo branching authority.

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

Agency Authority. A bank subsidiary of a bank holding company is authorized to receive deposits, renew time deposits, close loans, service loans and receive payments on loans as an agent for a depository institution affiliate without being deemed a branch of the affiliate. A bank is not be permitted to engage, as an agent for an affiliate, in any activity as agent that it could not conduct as a principal, or to have an affiliate, as its agent, conduct any activity that it could not conduct directly, under federal or state law.

Host State and Home State Regulation. The Riegle-Neal Amendments Act of 1997 amends Federal law to provide that branches of state banks that operate in other states will be governed in most cases by the laws of the home state, rather than the laws of the host state. Exceptions are that a host state may apply its own laws of community reinvestment, consumer protection, fair lending and interstate branching. Host states cannot supplement or restrict powers granted by the Bank's home state. The amendment will assure state chartered banks with interstate branches uniform treatment in most areas of their operation.

Community Reinvestment Act. Community Reinvestment Act ("CRA") evaluations are required for each state in which an interstate bank has a branch. Interstate banks are prohibited from using out-of-state branches "primarily for the purpose of deposit production". Federal banking agencies adopted regulations in 1997, to ensure that interstate branches are being operated with a view to the needs of the host communities.

Foreign Banks. Foreign banks are able to branch to the same extent as U.S. domestic banks. Interstate branches acquired by foreign banks are subject to the CRA to the extent the acquired branch was subject to CRA before the acquisition.

California Law. In September 1995, California enacted state legislation in accordance with the authority under the Riegle-Neal Act. State law permits banks headquartered outside California to acquire or merge with California banks that have been in existence for at least five years, and thereby establish one or more California branch offices. An out-of-state bank may not enter California by acquiring one or more branches of a California bank or other operations constituting less than the whole bank. The law authorizes waiver of the 30% limit on state-wide market share for deposits as permitted by the Riegle-Neal Act. This law also authorizes California state-licensed banks to conduct certain banking activities (including receipt of deposits and loan payments and conducting loan closings) on an agency basis on behalf of out-of-state banks and to have out-of-state banks conduct similar agency activities on their behalf.

SELF-TEST PRIVILEGE UNDER ECOA

In January 1998, the FRB revised its regulations under the Equal Credit Opportunity Act ("ECOA") to create legal privilege for information developed by creditors as a result of "self-tests" they voluntarily conduct to determine the level of their compliance with ECOA. The privilege protects against use of such information by a government agency for examination purposes or by private litigants in any proceeding alleging a violation of ECOA. The privilege applies only if the institution takes appropriate corrective action to address possible violations that are discovered in the test.

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

PROPOSED LEGISLATION

Legislation enacted in 1996 provides for the merger of the BIF and the SAIF on January 1, 1999, if there are no savings associations in existence on the date. Pursuant to that legislation, the Department of Treasury in May 1997 recommended in a report to Congress that separate charters for thrifts and banks be abolished. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter, conform holding company regulation and abolish the Office of Thrift Supervision ("OTS") have been introduced in Congress. The House Committee on Banking and Financial Services has considered and reported H.R. 10, the Financial Services Competition Act of 1997, including Title III, the "Thrift Charter Transition Act of 1997." This act would (i) require federal savings associations to convert to national banks or some type of state charter within two years of enactment; (ii) merge the BIF and SAIF; and
(iii) combine the OTS with the OCC. A converted federal thrift generally would be permitted to continue to engage in any activity, including the holding of any asset, lawfully conducted on the date prior to enactment, retain all branches established or proposed in a pending application as of enactment and establish new branches in any state in which it has a branch.

Otherwise it may establish new branches only under national bank rules. Beginning two years after enactment, national banks would be authorized to exercise all powers formerly authorized for federal savings associations.

Under H.R. 10, holding companies for converted savings associations generally would become subject to the same regulation as bank holding companies, with a grandfather provision for former unitary savings and loan companies. Grandfathered companies would be permitted to maintain and establish affiliations with any type of company and to acquire additional depository institutions, as long as any acquired depository institution is merged into its converted savings association and such institution continues to comply with both the qualified thrift lender test and certain asset and investment limitations to which it was subject as a federal savings association. Such a converted holding company would be subject to the same capital requirements (if any) applicable under OTS regulation if it were a savings and loan holding company on June 19, 1997, and for three years would be subject to substantially similar regulation, reporting and examination as implemented by the OTS as of January 1, 1997.

H.R. 10, if adopted, would substantially repeal the Glass-Stegall Act restrictions on bank affiliations with securities firms and thereby allow commercial banking and investment banking to be combined. It would also repeal restrictions on bank affiliations with insurance companies.

Various revisions and alternatives to H.R. 10 have been proposed. There can be no assurance as to whether H.R. 10 or any other such legislation will be enacted, what the provisions of any such final legislation may be, or the extent to which legislation would restrict, disrupt or otherwise have a material effect on operations.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued FAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. It does not require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement. This statement is effective for fiscal years beginning after December 15, 1997. The Company does not believe the impact will be material to the consolidated financial statements.

In June 1997, the FASB issued FAS No. 131, "Disclosures About Segment of an Enterprise and Related Information". This statement establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This statement is effective for financial statements for periods beginning after December 31, 1997. The Company does not believe it will have a material impact on its consolidated financial statements.

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

YEAR 2000

The Company has conducted a comprehensive review of its computer systems to identify systems which could be affected by the "Year 2000" issue and has developed an implementation plan to address the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major miscalculations or system failure. To date, certifications have been received from the Company's primary processing vendors that plans have been developed to address processing of transactions for the year 2000. However, the Year 2000 problem is pervasive and complex, and virtually every computer operation will be affected in some way. Consequently, no assurance can be given that unforeseen problems in the Company's computer systems and its software maintained by third party providers, will not have a material impact on the Company's ability to conduct business.

The Bank's customers, including its borrowers, are also faced with potential Year 2000 problems. The Bank has adopted procedures to inquire of its borrowers whether they are taking steps to address the problem. The failure of its borrowers to resolve the problem could adversely affect their operations and impair their ability to repay their loans to the Bank. Therefore, even if the Bank were to resolve its own Year 2000 problems, it could nevertheless be materially and adversely affected if its borrowers do not also successfully resolve their Year 2000 problems. Management has made a preliminary assessment regarding the Year 2000 compliance and expects to expense approximately $50,000 in 1998. There was no incremental expense in 1997 as effort towards compliance represented the redeployment of existing technology resources.

ITEM 2 - PROPERTIES

The Bank's corporate headquarters and headquarters banking office are located in a multi-story office building at 2101 Webster Street, Oakland, California. The Bank occupies approximately 12,500 rentable square feet of space on the 14th floor under a sublease with a term of ten years, commencing December 9, 1996 and ending on December 9, 2006. Various support and operating functions were relocated to this space in April, 1991.

The headquarters banking office is located on the ground floor of 2101 Webster Street, Oakland, California. The headquarters banking office occupies approximately 7,250 rentable square feet of ground floor space. The lease with respect to this space provides for a term of ten years ending December 9, 2006.

A regional office of the Bank is located at 2999 Oak Road, Suite 100, Walnut Creek, California; the Bank leases approximately 6,810 square feet on the ground floor of a multi-story office building.

The Bank has an office located at 2251 Alvarado Street, San Leandro, California; the Bank leases approximately 4,218 square feet on the lobby level of a one story office building.

The Bank has an office located at 2201 Walnut Avenue, Fremont, California. The Bank has a lease agreement for 2,824 square feet of space.

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

On October 1, 1996 the Bank assumed a lease for the San Jose Loan Production Office, located at 1731 Technology Drive, Suite 595, San Jose. The Bank leases approximately 1,783 square feet of space.

On August 1, 1997 the Bank assumed a lease for the Palo Alto Loan Production Office, located at 250 Cambridge Avenue, Suite 203, Palo Alto. The Bank leases approximately 1,031 square feet of space.

Rental expense for all leases of premises was approximately $1,003,000 for the year ended December 31, 1997. Rental expense for leases of premises for 1998 is estimated to be approximately $1.1 million.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1997, no matters were submitted to a vote of security holders of the Company through solicitation of proxies or otherwise.

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

                                               Sales Price
                                         -------------------------
                                             High         Low
                                         -------------------------
       1996
First Quarter                                7.27       $6.43
Second Quarter                               8.33        7.14
Third Quarter                                8.57        6.90
Fourth Quarter                              10.12        8.22

       1997
First Quarter                              $12.38       $9.65
Second Quarter                              13.10        9.89
Third Quarter                               16.08       12.38
Fourth Quarter                              19.52       15.50

       1998
First Quarter (through March 2, 1998)      $19.50      $16.88

As of March 2, 1998, the shares of the Company were held by approximately 1,100 shareholders.

On October 15, 1997, at a regularly scheduled meeting of the Board of Directors of Civic BanCorp, the Directors declared a 5% stock dividend to shareholders of record on October 29,1997, payable on November 12, 1997. Fractional shares were paid in cash. Sales prices above have been adjusted to reflect this stock dividend.

As a bank holding company without significant assets other than its equity interest in the Bank, the Company's ability to pay dividends to its shareholders primarily depends upon dividends and management fees it receives from the Bank. Such dividends are subject to certain limitations. See "Regulation and Supervision-The Bank".

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

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth certain selected consolidated financial data of the Company for each year of the five-year period ended December 31, 1997 and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and with the consolidated financial statements presented herein.


Year Ended December 31,                                        1997           1996           1995           1994           1993
(Dollars in thousands except per share data)               ----------------------------------------------------------------------
Results of Operations:
       Interest income                                        $ 26,032       $ 21,535       $ 20,868       $ 18,296      $ 19,073
       Interest expense                                          7,346          5,398          5,036          4,876         6,499
       Net interest income                                      18,686         16,137         15,832         13,420        12,574
       Provision for loan losses                                   100            600          2,565            375           825
       Other income                                                994            778          1,096          1,505         1,955
       Other expense                                            11,920         10,905         11,218         12,068        26,162
       Income (loss) from continuing operations
            before income taxes                                  7,660          5,410          3,145          2,482       (12,458)
       Provision for income taxes                                2,935          1,260            135             25             -
       Net income (loss) from continuing operations              4,725          4,150          3,010          2,457       (12,458)
       Discontinued operations                                       -              -              -           (647)         (434)
       Net income (loss)                                      $  4,725       $  4,150       $  3,010       $  1,810      $(12,892)

-----------------------------------------------------------------------------------------------------------------------------------

Per-Share Data:
       Diluted net income (loss) from continuing operations   $   0.98       $   0.86       $   0.64       $   0.53      $  (4.28)
       Diluted net loss from discontinued operations                 -              -              -          (0.14)        (0.15)
       Diluted net income (loss)                                  0.98           0.86           0.64           0.39         (4.43)
       Book value per share                                   $   8.37       $   7.70       $   6.54       $   5.86      $   5.45
       Weighted average shares outstanding                   4,617,104      4,727,904      4,674,569      4,670,186     2,908,562
       Dilutive effects of stock options                       220,965        101,639         54,389             98         3,464
       Total weighted average shares outstanding             4,838,069      4,829,543      4,728,958      4,670,284     2,912,026

-----------------------------------------------------------------------------------------------------------------------------------

Balance Sheet at December 31:
       Assets                                                 $325,420       $302,178       $250,839       $261,060      $263,598
       Loans                                                   232,977        183,393        154,696        154,716       172,496
       Deposits                                                283,150        266,447        220,098        233,831       237,508
       Shareholders' equity                                   $ 38,687       $ 34,147       $ 29,360       $ 26,045      $ 24,231

-----------------------------------------------------------------------------------------------------------------------------------

Financial Ratios:
       Return on average assets                                   1.56%          1.62%          1.23%          0.70%        (4.18)%
       Return on average shareholders' equity                    13.20%         13.22%         10.92%          7.25%       (51.83)%
       Average shareholders' equity to average assets            11.79%         12.23%         11.22%          9.69%        (8.07)%

-----------------------------------------------------------------------------------------------------------------------------------

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company reported net income of $4.7 million or $0.98 earnings per diluted share for the year ended December 31, 1997, compared to a net income of $4.2 million or $0.86 per diluted share for the year ended December 31, 1996. The increase in net income resulted primarily from an increase in net interest income and a reduction in the provision for loan losses.

The Company reported net income of $4.2 million or $0.86 per diluted share for the year ended December 31, 1996, compared to a net income of $3.0 million or $0.64 net income per diluted share for the year ended December 31, 1995. The increase in net income resulted primarily from a reduction in the loan loss provision.

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

Net interest income for 1997 totaled $18.7 million compared to $16.1 million for 1996. Total interest income increased $4.5 million primarily attributable to an increase in volume of earning assets. Average earning assets increased $45.6 million to $284.1 million in 1997 compared to $238.5 million in 1996. Average loans, the largest component of earning assets, increased $45.8 million due to an improving economic environment and an overall increase in loan demand. Interest expense increased $1.9 million to $7.3 million in 1997 from $5.4 million in 1996 due to increases in the volume and the rate paid on interest bearing deposits. Average interest bearing liabilities increased $35.8 million to $190.3 million in 1997 from $154.5 million in 1996 while the rate paid on interest bearing deposits increased 37 basis points to 3.86% for 1997 from 3.49% in 1996.

Net interest income for 1996 totaled $16.1 million compared to $15.8 million for 1995. Total interest income increased $0.7 million primarily due to an increase in volume of earnings assets. Average earning assets increased $11.9 million to $238.5 million in 1996 compared to $226.6 million in 1995, respectively. Average loans, the largest component of earning assets, increased $14.9 million due to an improving economic environment and an overall increase in loan demand. Total interest expense for 1996 increased $0.3 million to $5.4 million in 1996 from $5.0 million in 1995 due to increases in the volume and the rate paid on interest bearing deposits. Average interest bearing liabilities increased $4.2 million to $154.5 million in 1996 from $150.3 million in 1995 while the rate paid on interest bearing deposits increased 14 basis points to 3.49% for 1996 from 3.35% in 1995.

The net interest margin decreased 13 basis points to 6.69% for 1997 from 6.82% for 1996. The decrease in the margin is attributed to the slight decrease in average rate earned on loans of 9 basis points and the increase in the average rate paid on interest bearing deposits of 37 basis points. Management attributes the decline in the yield on average loans to the Company's efforts to transact loans with lower risk. Terms which would reduce the level of risk on a loan include stronger sources of repayment, higher levels of collateralization and other terms which are considered more favorable to the Bank. Higher quality loans generally have a lower risk premium over the Bank's reference rate. Additionally, there is increased competition for such higher quality loans from other financial institutions. However, no assurance can be given that the effort to make loans with lower risk will result in fewer delinquencies and lower loan losses in the future. The increase in the average rate paid on interest bearing deposits reflects a higher interest rate environment for deposits and a shift in the mix of interest bearing liabilities toward savings and time deposits which have higher interest rates.

The net interest margin decreased 17 basis points to 6.82% for 1996 from 6.99% for 1995 due to the decline in the average rate earned on earning assets of 13 basis points and the increase in average rate paid on interest bearing deposits of 14 basis points.

The following table presents an analysis of the components of net interest income for 1997, 1996 and 1995.

                                                          1997                                         1996
                                            ---------------------------------------------------------------------------------------
Dollars in thousands                                    Interest       Rates                      Interest       Rates
                                             Average    Income/        Earned/        Average     Income/        Earned/
                                             Balance    Expense    2   Paid           Balance     Expense    2   Paid
                                            ---------------------------------------------------------------------------------------
ASSETS
Securities available for sale               $ 30,952    $ 1,973        6.37%          $ 14,829      $ 926           6.24%
Securities held to maturity:
  U.S. Treasury securities                     6,575        393        5.97%            10,815        660           6.10%
  U.S. Government agency/CMO's                15,298      1,143        7.47%            30,545      2,122           6.95%
  Municipal securities            (1)         12,073        901        7.46%             4,833        348           7.21%
Other securities                               1,891        113        6.00%             2,481        143           5.76%
Federal funds sold                             7,921        434        5.47%            11,371        596           5.24%
Loans:    2,3
  Commercial                                 113,243     11,810       10.43%            82,940      8,682          10.47%
  Real estate-construction                    11,166      1,140       10.21%             3,424        360          10.52%
  Real estate-other                           64,762      6,420        9.91%            59,289      6,006          10.13%
  Installment and other                       20,228      2,020        9.99%            17,944      1,814          10.11%
                                            -------------------     ---------        ---------------------     ---------------
  Total Loans                                209,399     21,390       10.22%           163,597     16,862          10.31%
                                            -------------------     ---------        ---------------------     ---------------
    Total Earning Assets                     284,109     26,347        9.27%           238,471     21,657           9.08%
Cash and due from banks                       17,532                                    17,094
Leasehold improvements and equipment           1,417                                     1,614
Interest receivable and other assets           4,809                                     3,644
Foreclosed assets                                528                                       275
Assets held for sale                              43                                       658
Less allowance for loan loss                  (4,817)                                   (5,032)
                                            ----------                               ----------
TOTAL ASSETS                                $303,621                                  $256,724
                                            ==========                               ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Interest bearing:
    Checking                                $ 12,275        232        1.89%          $ 24,081        227           0.94%
    Money market                              95,776      2,880        3.01%            76,568      2,523           3.29%
    Time and savings                          81,537      4,195        5.14%            53,297      2,617           4.91%
    Other borrowed funds                         671         39        5.85%               557         31           5.59%
                                            -------------------     ---------        ----------  ---------     -----------
Total interest bearing liabilities           190,259      7,346        3.86%           154,503      5,398           3.49%
Demand deposits                               74,570                                    68,841
Other liabilities                              2,988                                     1,991
Shareholders' equity                          35,804                                    31,389
                                            --------------                           ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $303,621                                  $256,724
                                            ==============                           ==========

Net Interest Income                                     $19,001                                   $16,259
                                                        =======                                  =========

Net Interest Margin                                                    6.69%                                        6.82%
                                                                    =========                                  ===========

Tax Equivalent Adjustment         (1)                     $315                                       $122
                                                        =======                                  =========

                                                           1995
                                            ------------------------------------
                                                          Interest     Rates
                                             Average      Income/      Earned/
Dollars in thousands                         Balance      Expense   2  Paid
                                            ------------------------------------
ASSETS
Securities available for sale               $ 10,438      $ 648        6.21%
Securities held to maturity:
  U.S. Treasury securities                    12,694        707        5.57%
  U.S. Government agency/CMO's                41,299      2,728        6.61%
  Municipal securities            (1)            151         15        9.77%
Other securities                               2,470        146        5.91%
Federal funds sold                            10,846        630        5.81%
Loans:    2,3
  Commercial                                  68,358      7,672       11.22%
  Real estate-construction                     4,804        491       10.23%
  Real estate-other                           56,679      5,843       10.31%
  Installment and other                       18,823      1,993       10.59%
                                            --------------------    ------------
  Total Loans                                148,664     15,999       10.76%
                                            --------------------    ------------
    Total Earning Assets                     226,562     20,873        9.21%
Cash and due from banks                       16,007
Leasehold improvements and equipment           1,947
Interest receivable and other assets           4,064
Foreclosed assets                                290
Assets held for sale                             761
Less allowance for loan loss                  (3,990)
                                            ----------
TOTAL ASSETS                                $245,641
                                            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Interest bearing:
    Checking                                $ 21,499        240        1.12%
    Money market                              82,403      2,665        3.23%
    Time and savings                          46,227      2,120        4.59%
    Other borrowed funds                         181         11        6.01%
                                            ----------  --------    ------------
Total interest bearing liabilities           150,310      5,036        3.35%
Demand deposits                               66,372
Other liabilities                              1,394
Shareholders' equity                          27,565
                                            ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $245,641
                                            ==========

Net Interest Income                                     $15,837
                                                        ========

Net Interest Margin                                                    6.99%
                                                                    ============

Tax Equivalent Adjustment         (1)                        $5
                                                        ========

 -------------------------------------------------------------------------------
 (1) Tax-exempt interest income on municipal securities is computed using a Federal income tax rate of 35%. Interest on municipal securities was $586,000, $226,000, and $10,000 for 1997, 1996 and 1995, respectively. (2) Non-performing loans have been included in the average loan balances. Interest income is included on non-accrual loans only to the extent cash payments have been received. (3) Interest income includes amortized loan fees on commercial loans of $442,000, $409,000, and $428,000 for 1997, 1996 and 1995, respectively; fees on real estate loans of $411,000, $423,000, and $323,000 for 1997, 1996 and
 1995, respectively; and fees on installment and other loans of $15,000. $34,000, and $19,000 for 1997, 1996 and 1995, respectively.


The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the years ended December 31, 1997, 1996 and 1995.

                                                           Analysis of Changes in Interest Income and Expense
                                                                  Increase (Decrease) Due to Change in
(Dollars in thousands)
                                                       1997 over 1996                            1996 over 1995
                                           ---------------------------------------  --------------------------------------
                                            Average       Average                    Average       Average
                                             Volume    1    Rate     2      Total     Volume    1    Rate     2    Total
                                           ---------------------------------------  --------------------------------------

Increase (decrease) in interest income:
Securities available for sale                $1,006           $41          $1,047         $273            $5         $278
Securities held to maturity:
  U.S. Treasury securities                     (259)           (8)           (267)        (104)           57          (47)
  U.S. Government agencies/CMO's             (1,059)           80            (979)        (711)          105         (606)
  Municipal securities                          522            31             553          457          (124)         333
Other securities                                (35)            5             (30)           1            (4)          (3)
Federal funds sold                             (180)           18            (162)          30           (64)         (34)
Loans:
  Commercial                                  3,172           (44)          3,128        1,636          (626)       1,010
  Real estate-construction                      815           (35)            780         (141)           10         (131)
  Real estate-other                             555          (141)            414          270          (107)         163
  Installment and other                         231           (25)            206          (93)          (86)        (179)
                                           -----------   -----------   -----------  -----------   -----------   ----------
 Total Loans                                  4,773          (245)          4,528        1,672          (809)         863
                                           -----------   -----------   -----------  -----------   -----------   ----------
Total increase (decrease)                    $4,768         $ (78)         $4,690       $1,618        $ (834)        $784
                                           -----------   -----------   -----------  -----------   -----------   ----------

(Increase) decrease in interest expense:
Deposits:
  Interest bearing checking                  $  111        $ (116)          $ (5)       $ (29)        $  42        $  13
  Money market                                 (632)          275           (357)         189           (47)         142
  Savings and time                           (1,387)         (191)        (1,578)        (324)         (173)        (497)
Other borrowed funds                             (6)           (2)            (8)         (22)            2          (20)
                                           -----------   -----------   -----------  -----------   -----------   ----------
Total (increase) decrease                  $ (1,914)        $ (34)     $  (1,948)      $ (186)       $ (176)      $ (362)
                                           -----------   -----------   -----------  -----------   -----------   ----------

Total change in net interest income          $2,854        $ (112)     $   2,742       $1,432      $ (1,010)      $  422
                                           ===========   ===========   ===========  ===========   ===========   ==========
---------------------------------------------------------------------------------------------------------------------------------
(1) Changes not solely attributed to rate or volume have been allocated to volume. (2) Loan fees are reflected in rate variances.
---------------------------------------------------------------------------------------------------------------------------------

Provision for Loan Losses. The provision for loan losses, which is charged to operations to increase the allowance for loan losses, is based on the growth of the loan portfolio, the amount of net loan losses incurred and management's estimation of potential future losses based on an ongoing evaluation of the portfolio risk and economic conditions. Loan losses are charged against the allowance for loan loss when management believes the collectibility of principal is unlikely.

The provision for loan losses in 1997 was $100,000, compared with $600,000 in 1996 and $2,565,000 in 1995. The increase in the provision in 1995 was due to a special provision in the second quarter of 1995 following the completion of a regular examination by Federal examiners. Components of the special provision included amounts attributable to a change in the methodology of assessing the adequacy of the allowance which included increasing the provisions for unclassified loans, increasing the provision for loans classified as "special mention" and downgrading certain classified loans. The ratio of the allowance for loan losses to period end loans equaled 1.87%, 2.71% and 3.21% at December 31, 1997, 1996 and 1995, respectively.

Net charge-offs were $0.7 million, $0.6 million and $0.8 million in 1997, 1996 and 1995, respectively and represented 0.34%, 0.36%, and 0.55% of average loans outstanding for 1997, 1996 and 1995, respectively.

Non-Interest Income. Non-interest income for 1997 was $1.0 million compared to $0.8 million and $1.1 million for 1996 and 1995 respectively. Customer service fees were $814,000 for 1997 compared to $586,000 for 1996 and $595,000 for 1995.
The increase in customer service fees in 1997 is reflective of the growth in the volume of deposits. Other non-interest income for 1997 was $180,000 compared to $192,000 and $501,000 for 1996 and 1995 respectively. Non-recurring income in 1995 included $132,000 of recoveries relating to the disposition of the mortgage division, interest earned on tax refunds of $57,000 and gains on the disposal of foreclosed assets of $155,000.

Non-Interest Expense. Non-interest expense for 1997 totaled $11.9 million, an increase of $1.0 million or 9.3% from 1996. Non-interest expense totaled $10.9 million, a decrease of $313,000 or 2.8% from 1995.

Salaries and employee benefits in 1997 increased $939,000 or 15.7% from 1996 due to an increase in staffing levels, management incentive accruals and enhanced employee benefits. Full time equivalent personnel numbered 107 on December 31, 1997 compared to 103 on December 31, 1996. FDIC insurance increased $29,000 to $31,000 for 1997 from $2,000 for 1996 due to the addition of a regulatory FICO assessment. Expenses related to foreclosed assets and loss on sales of foreclosed assets decreased $184,000 to $175,000 for 1997 from 1996 as foreclosed properties have been sold.

Non-interest expense for 1996 declined $313,000 or 2.8% to $10.9 million from $11.2 million in 1995. Salaries and employee benefits in 1996 decreased $133,000 or 2.2% from 1995. Full time equivalent employees were 103 on December 31, 1996 as compared to 108 on December 31, 1995. FDIC insurance decreased $258,000 or 99.2% to $2,000 for 1996 from $260,000 for 1995 due to a reduction in assessment rates. Foreclosed asset expense increased $244,000 for 1996 from 1995 due to the payment of five years of related property taxes of $202,000 on one foreclosed property.

The following table summarizes the significant components of non-interest expense for 1997, 1996 and 1995.

                                                                  Non-Interest Expense
                                                                                      Dollar       Percent
(Dollars in thousands)                                  1997           1996           Change        Change
                                               -----------------------------------------------------------
Salaries and related benefits                        $6,902         $5,963             $939         15.7%
Occupancy                                             1,037          1,037                0          0.0%
Equipment                                               887            883                4          0.5%
Data processing services                                334            242               92         38.0%
Telephone and postage                                   308            256               52         20.3%
Legal fees                                              280            202               78         38.6%
Goodwill and core deposit amortization                  230            258              (28)       -10.9%
Marketing                                               189            219              (30)       -13.7%
Consulting fees                                         180            195              (15)        -7.7%
Foreclosed asset expenses                               175            359             (184)       -51.3%
FDIC insurance                                           31              2               29       1450.0%
Other                                                 1,367          1,289               78          6.1%
                                               -----------------------------------------------------------
     Total                                          $11,920        $10,905           $1,015          9.3%
                                               ===========================================================

                                                                  Non-Interest Expense
                                                                                  Dollar        Percent
(Dollars in thousands)                              1996           1995           Change         Change
                                          --------------------------------------------------------------
Salaries and related benefits                     $5,963         $6,096            ($133)          -2.2%
Occupancy                                          1,037            995               42            4.2%
Equipment                                            883            881                2            0.2%
Foreclosed asset expenses                            359            115              244          212.2%
Goodwill and core deposit amortization               258            286              (28)          -9.8%
Telephone and postage                                256            252                4            1.6%
Data processing services                             242            270              (28)         -10.4%
Marketing                                            219            189               30           15.9%
Legal fees                                           202            202                0            0.0%
Consulting fees                                      195            246              (51)         -20.7%
FDIC insurance                                         2            260             (258)         -99.2%
Other                                              1,289          1,426             (137)          -9.6%
                                          --------------------------------------------------------------
     Total                                       $10,905        $11,218            ($313)          -2.8%
                                          ==============================================================


PROVISION FOR INCOME TAXES

The provision for income taxes in 1997 increased to $2.94 million from $1.26 million in 1996 and $135,000 in 1995. These provisions represent effective tax rates of 38%, 23%, and 4%, respectively. The 1997 provision presents a more normalized effective tax rate compared to the 1996 and 1995 provisions which included the tax benefits of prior period operating losses and tax carryforward items. Beginning July 1, 1996, the effective date of quasi-reorganization, certain tax benefits which arose prior to the date of the quasi-reorganization are being reported as a direct adjustment to shareholders' equity.

FINANCIAL CONDITION

Loans. Commercial loans totaled $135.1 million at December 31, 1997, an increase of $42.4 million or 46% from December 31, 1996. The increase is attributed to a recovering economy and an increase in loan demand.

Other real estate loans, consisting of loans for land development and "mini-perm" loans, totaled $64.4 million at December 31, 1997 compared to $64.3 million at December 31, 1996. Mini-perm loans are available for completed commercial and retail projects that are primarily owner occupied and are generally granted based on the rental or lease income which is the primary source of repayment to service the loan. Mini-perm loans typically have a term of three to five years and provide for principal and interest payments based on a 15 to 25 year amortization schedule with a balloon payment due at the end of the term. The major risks associated with the origination of mini-perm loans are the ability of the tenant or tenants to maintain the rental or lease payments over the life of the loan and the ability of the borrower to obtain other financing for the balloon payment at maturity.

Real estate construction loans as a percentage of total loans outstanding were 5.5% at December 31, 1997 compared to 3.6% at December 31, 1996. Risks associated with real estate construction lending are generally considered to be higher than risks associated with other forms of lending and accordingly, the Company continues to fund real estate construction commitments on a limited basis with stringent underwriting criteria.

Installment loans include loans to individuals and business customers. Personal lines of credit extended to individuals were $3.0 million or 14.6% of total installment loans at December 31, 1997 compared to $3.1 million or 15.8% at December 31, 1996. The remainder includes home equity loans, automobile loans and other personal loans.

The following table summarizes the year end loan balances for the periods shown:

                                                           December 31
                              -------------------------------------------------------------------------
(Dollars in thousands)                 1997           1996          1995           1994           1993
                              -------------------------------------------------------------------------
Commercial                        $ 135,140       $ 92,756      $ 70,417       $ 74,164       $ 87,235
Real estate-construction             12,929          6,608         4,067          5,977         11,353
Real estate-other                    64,430         64,272        61,752         53,715         50,022
Installment and other                20,478         19,757        18,460         20,860         23,886
                              -------------------------------------------------------------------------
     Total Loans                   $232,977       $183,393      $154,696       $154,716       $172,496
                              =========================================================================


The following table shows the amount of total loans outstanding as of December 31, 1997, both by category of loan, as well as fixed versus floating interest rate which, based upon remaining scheduled repayments of principal, are due within the periods indicated.

                                                                                  Maturity of Loans
                                                           -----------------------------------------------------------
                                                                               After One
                                                                Within         But Within        After
(Dollars in thousands)                                         One Year        Five Years      Five Years      Total
                                                           -----------------------------------------------------------
Commercial                                                     $129,372           $5,717            $51       $135,140
Real estate- construction                                        12,929                -              -         12,929
Real estate - other                                              47,828            9,301          7,301         64,430
Installment and other                                            19,929              444            105         20,478
                                                           -----------------------------------------------------------
     Total                                                     $210,058          $15,462         $7,457       $232,977
                                                           ===========================================================

Loans with fixed interest rates                                  $2,959          $13,134         $7,365        $23,458
Loans tied to floating interest rates                           207,099            2,328             92       $209,519
                                                           -----------------------------------------------------------
     Total                                                     $210,058          $15,462         $7,457       $232,977
                                                           ===========================================================

The amounts presented in the table represent the contractual maturities of the related loans and do not consider rollovers (renewals) of loans. The Company does not have a policy to automatically renew loans, rather it considers the request for a renewal in substantially the same manner in which it considers the request for an initial extension of credit.

Foreclosed Assets. There were no foreclosed assets at December 31, 1997 compared to $923,000 at December 31, 1996. During 1997, the Company transferred $758,000 in real estate loans to foreclosed assets compared to $675,000 during 1996.

Allowance for Loan Losses. The allowance for loan losses is maintained at a level that management of the Company considers to be adequate for losses that can be reasonably anticipated in relation to the risks inherent in the loan portfolio. The allowance is increased by a provision charged to operating expenses and reduced by net charge-offs.

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

Analysis of the Allowance for Loan Losses. The following table summarizes the changes in the allowance for loan losses for the periods shown:

                                                                        Year Ended December 31
                                             -------------------------------------------------------------------------
(Dollars in thousands)                             1997            1996          1995            1994            1993
                                             -------------------------------------------------------------------------
Balance at beginning of year                     $4,969          $4,960        $3,216          $4,371          $5,092
Charge-offs:
       Commercial                                    16              95           188             786             579
       Real estate - construction                   564             370           885             205             452
       Real estate - other                          650             476            33             560             815
       Installment and other                         16             127           310             512             372
                                             -------------------------------------------------------------------------
                   Total Charge-Offs              1,246           1,068         1,416           2,063           2,218
Recoveries:
       Commercial                                    43             242           336             399             485
       Real estate - construction                   139              55           145               1               -
       Real estate - other                          280             140            34             116             143
       Installment and other                         66              40            80              17              44
                                             -------------------------------------------------------------------------
                   Total Recoveries                 528             477           595             533             672
                                             -------------------------------------------------------------------------
Net charge-offs                                     718             591           821           1,530           1,546
Provision charged to operations                     100             600         2,565             375             825
                                             -------------------------------------------------------------------------
Balance at end of year                           $4,351          $4,969        $4,960          $3,216          $4,371
                                             =========================================================================
Ratio of net charge-offs to average loans          0.34%           0.36%         0.55%           0.96%           0.77%

The balance in the allowance for loan losses at December 31, 1997 was $4.4 million or 1.87% of total loans compared to $5.0 million or 2.71% of total loans at December 31, 1996. The allowance for loan losses at December 31, 1995 was $5.0 million or 3.21% of total loans.

Net charge-offs for the year ended December 31, 1997 totaled $718,000 compared with $591,000 in 1996 and $821,000 in 1995. The increase in net chargeoffs was primarily due to higher charge-offs in the real estate construction loans.

The table below sets forth the allocation of the allowance for loan losses by loan type and the percentage of loans in each category to total loans as of the dates specified. The Company conducts a systematic detailed review of the loan portfolio on an ongoing basis. Considering historical experience, management's evaluation of current economic conditions, the detailed review of the loan portfolio and trends in the overall level of delinquent and classified loans, management believes the allowance for loan losses was adequate at December 31, 1997.

                                                Allocation of the Allowance for Loan Losses
                                                               December 31,
                                          1997                       1996                    1995
                                ------------------------------------------------------------------------
(Dollars in thousands)             Amount       %            Amount        %           Amount       %

Commercial                         $1,487      58.0%         $1,554       50.6%        $1,881      45.6%
Real estate - construction            137       5.5%            169        3.6%            61       2.6%
Real estate - other                 1,001      27.7%          1,162       35.0%         1,298      39.9%
Installment and other                 235       8.8%            274       10.8%           386      11.9%
Unallocated                         1,491       -             1,810        -            1,334       -
                                ------------------------------------------------------------------------
     Total                         $4,351     100.0%         $4,969      100.0%        $4,960     100.0%
                                ------------------------------------------------------------------------

                                            Allocation of the Allowance for Loan Losses
                                                           December 31,
                                                    1994                     1993
                                          ----------------------------------------------
(Dollars in thousands)                       Amount       %            Amount       %
Commercial                                   $1,243      47.9%         $1,725      50.6%
Real estate - construction                      254       3.9%            282       6.6%
Real estate - other                             609      34.7%            502      29.0%
Installment and other                           313      13.5%            418      13.8%
Unallocated                                     797       -             1,444       -
                                          ----------------------------------------------
     Total                                   $3,216     100.0%         $4,371     100.0%
                                          ----------------------------------------------


Non-Performing Assets. The Company's policy is to recognize interest income on an accrual basis unless the full collectibility of the principal and interest is uncertain. Loans are placed on a nonaccrual status when principal or interest is 90 days past due and any accrued but uncollected interest is reversed, unless the loans are well secured and in the process of collection. Thereafter interest is recognized on a cash basis as it is collected. A non-accrual loan may be returned to accrual status when all delinquent principal and interest are brought current and the loan is judged by management to be fully collectible.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. If the measurement of the impaired loan is less than the recorded investment in the loan, impairment is recognized by creating or adjusting the existing allocation of the allowance for loan losses. Impaired loans are treated as nonaccrual loans for accounting and reporting purposes. For the year ended December 31, 1997, interest income that would have been recorded on nonaccrual loans had they performed in accordance with their original terms was $486,000. There was no interest income recognized on nonaccrual loans in 1997.

The following table provides information with respect to all non-performing assets.

                                                                         Non-Performing Assets
                                                                              December 31,
(Dollars in thousands)                                 1997          1996         1995          1994           1993
                                                  -----------------------------------------------------------------
Loans 90 days or more past due and
  still accruing                                    $  496        $  322       $  325        $  491        $ 1,774
Non-accrual and impaired loans                       3,465         2,811        2,859         3,412          1,978
Other assets held for sale                              43           275          275           306            489
Foreclosed assets                                        -           923          770           600          5,389
                                                  -----------------------------------------------------------------
  Total Non-Performing Assets                       $4,004        $4,331       $4,229        $4,809        $ 9,630
                                                  =================================================================
Non-performing assets to period end loans plus
  assets held for sale and foreclosed assets          1.72%         2.35%        2.70%         3.09%          5.40%
                                                  =================================================================



Non-accrual and impaired loans included $3.3 million in real estate loans and $210,000 in commercial loans. Loans past due 90 days or more and still accruing included three commercial loans and one consumer loan.

Potential Problem Loans. At December 31, 1997 there were no loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed in the discussion above that (i) represented or resulted from trends or uncertainties which management anticipated would have a material impact on future operating results, liquidity or capital resources, or (ii) represented material credits about which management was aware of information that would cause serious doubt as to the ability of the borrower to comply with the loan repayment terms.

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

                                                       Securities Available for Sale
                                               --------------------------------------------
                                                               December 31,
(In thousands)                                         1997            1996           1995
                                               --------------------------------------------
U.S. Treasury obligations                          $ 12,227        $ 12,207        $ 5,011
Obligations of governmental agencies                 18,870          14,664          5,010
                                               --------------------------------------------
     Total                                          $31,097         $26,871        $10,021
                                               --------------------------------------------
                                                         Securities Held to Maturity
                                               --------------------------------------------
                                                                December 31,
(In thousands)                                         1997            1996           1995
                                               --------------------------------------------
U.S. Treasury obligations                            $5,949         $10,882        $10,756
Obligations of governmental agencies                  8,004          19,029         40,272
Collateralized mortgage obligations                      90             128            171
Municipal securities                                 13,237          11,272              -
                                               --------------------------------------------
     Total                                          $27,280         $41,311        $51,199
                                               --------------------------------------------
                                                             Other Securities
                                               --------------------------------------------
                                                               December 31,
(In thousands)                                         1997            1996           1995
                                               --------------------------------------------
Federal Reserve Bank stock                           $1,059            $974           $823
Federal Home Loan Bank stock                            931             787            813
                                               --------------------------------------------
     Total                                           $1,990          $1,761         $1,636
                                               --------------------------------------------

The following tables summarize the maturities and yields of the Company's investment securities at December 31, 1997. Yields have been computed by dividing annual interest income, adjusted for amortization of premium and accretion of discount, by the average book value of the securities. Yields on tax-exempt securities have not been adjusted to a fully tax equivalent basis. There were no scheduled maturities greater than fifteen years.

                                                                      Securities Available for Sale
                                                                                Maturing
                                      ----------------------------------------------------------------------------------------------
                                                            After One          After Five
                                        Within One Year     But Within         But Within      After Ten Years        Total
                                                            Five Years         Ten Years
                                      ----------------------------------------------------------------------------------------------
(Dollars in thousands)                  Amount   Yield     Amount   Yield     Amount  Yield    Amount  Yield     Amount     Yield
U.S. Treasury obligations                    -      -%    $12,227   6.46%          -     -%         -     -%     $12,227    6.46%
Obligations of governmental agencies         -      -%    $18,870   6.27%          -     -%         -     -%     $18,870    6.27%
                                      ----------------------------------------------------------------------------------------------
     Total                                   -      -%    $31,097   6.34%          -     -%         -     -%     $31,097    6.34%
                                      ----------------------------------------------------------------------------------------------

                                                               After One         After Five
                                      Within One Year          But Within        But Within       After Ten Years        Total
                                                               Five Years        Ten Years
                                      ----------------------------------------------------------------------------------------------
(Dollars in thousands)                  Amount    Yield     Amount   Yield     Amount   Yield     Amount   Yield    Amount   Yield
U.S. Treasury obligations              $ 5,949    5.97%     $   -       -%    $     -      -%     $    -      -%   $ 5,949   5.97%
Obligations of governmental agencies     8,004    7.75%         -       -%          -      -%          -      -%     8,004   7.75%
Collateralized mortgage obligations          -       -%         -       -%         90   8.88%          -      -%        90   8.88%
Municipal securities                         -       -%       684    4.56%     11,095   4.77%      1,458   5.43%    13,237   4.79%
                                      ----------------------------------------------------------------------------------------------
     Total                             $13,953    6.99%     $ 684    4.56%    $11,185   4.83%     $1,458   5.43%   $27,280   5.93%
                                      ----------------------------------------------------------------------------------------------
                                                                          Other Securities
                                                                              Maturing
                                      ----------------------------------------------------------------------------------------------
                                                              After One          After Five
                                          Within One Year     But Within         But Within       After Ten Years        Total
                                                              Five Years         Ten Years
                                      ----------------------------------------------------------------------------------------------
(Dollars in thousands)                  Amount    Yield     Amount   Yield     Amount   Yield     Amount   Yield    Amount   Yield

Federal Reserve Bank stock              $1,059    6.00%        $-       -%     $    -      -%          -      -%    $1,059   6.00%
Federal Home Loan Bank stock                 -       -%         -       -%        931   6.43%          -      -%       931   6.43%
                                      ----------------------------------------------------------------------------------------------
     Total                              $1,059    6.00%        $-       -%       $931   6.43%          -      -%    $1,990   6.20%
                                      ----------------------------------------------------------------------------------------------

As of December 31, 1997 no securities of single issuer in the investment portfolio exceeded ten percent of the Company's shareholders' equity.

Deposits. The table below sets forth certain information regarding trends in the Bank's average deposits for 1997, 1996, and 1995.

                                                        Average Deposits for the Year Ended December 31,
                                        ----------------------------------------------------------------------------------
                                                      1997                        1996                       1995
                                        ----------------------------------------------------------------------------------
(Dollars in thousands)                        Amount          %          Amount           %          Amount          %
Demand                                      $ 74,570         28.2%     $ 68,841          30.9%     $ 66,372         30.7%
Interest-bearing checking                     12,275          4.6%       24,081          10.8%       21,499          9.9%
Money market                                  95,776         36.3%       76,568          34.4%       82,403         38.1%
Savings and time                              81,537         30.9%       53,297          23.9%       46,226         21.4%
                                        ----------------------------------------------------------------------------------
     Total                                  $264,158        100.0%     $222,787         100.0%     $216,500        100.0%
                                        ==================================================================================

Average deposits increased $41.4 million or 18.6% in 1997 to $264.2 million from $222.8 million in 1996 and increased $6.3 million or 2.9% from 1995 of $216.5 million. The increase in deposits was attributed to an increase in average deposits maintained by various loan customers. Average loans outstanding increased $45.8 million or 28.0% in 1997 and increased $14.9 million or 10.0% in 1996 compared to 1995.

Average time certificates of deposit over $100,000 constituted 24.3%, 20.5%, and 13.8% of total average deposits for 1997, 1996, and 1995, respectively. Average public time deposits constituted 1.5%, 1.5%, and 2.0% of average total deposits for 1997, 1996, and 1995, respectively. All public time certificates of deposit were from local government agencies located in Alameda and Contra Costa counties.

At December 31, 1997, certificates of deposit over $100,000 totaling $60.6 million or 21.4% of total deposits were scheduled to mature within a year. At December 31, 1996, certificates of deposit over $100,000 totaling $45.2 million or 16.0% of total deposits were scheduled to mature within a year. Certificates of deposit over $100,000 are generally considered a higher cost and less stable form of funding than lower denomination deposits and may represent a greater risk of interest rate and volume volatility than small retail deposits. Management believes that the presumed volatility of such deposits presents acceptable risk and payment of such certificates of deposit would not have a material impact on the liquidity position of the Company. The Company has no brokered deposits and does not intend to solicit such deposits.

Time certificates of deposit over $100,000 or more at December 31, 1997 had the following schedule of maturities.

(In thousands)
Three months or less                         $31,103
Over three months through six months          14,100
Over six months through twelve months         15,371
Over twelve months                             3,804
                                             --------
                          Total              $64,378
                                             ========

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. Liquidity management refers to the Bank's ability to acquire funds to meet loan demand, fund deposit withdrawals and service other liabilities as they come due. To augment liquidity, the Bank has informal Federal funds borrowing arrangements with correspondent banks totaling $24.0 million, maintains a credit arrangement with the Federal Reserve Bank of San Francisco for open window borrowing and is a member of the Federal Home Loan Bank of San Francisco and through such membership has the ability to pledge qualifying collateral for short term (up to six months) and long term (up to five years) borrowing. At December 31, 1997 and 1996 there were no outstanding advances under any of these facilities.

Additionally, at December 31, 1997, unpledged U.S. government securities that were available to secure additional borrowing in the form of reverse repurchase agreements totaled approximately $46.5 million. At December 31, 1997 and 1996, the Bank had no outstanding borrowings under such arrangements.

The liquidity position of the Company as of December 31, 1997 improved from the prior year as cash and cash equivalents provided from operating and financing activities exceeded cash and cash equivalents required by investing activities. Cash and cash equivalents provided by operations and financing activities were $7.8 million and $16.0 million respectively. Cash and cash equivalents totaling $40.0 million were used in the Company's investing activities to fund the growth in the loan portfolio and to purchase additional securities.

The liquidity position of the Company may be expressed as the ratio of (a) cash, Federal funds sold, other unpledged short term investments and marketable securities, including those maturing after one year, divided by (b) total assets less pledged securities. Using this definition, at December 31, 1997, the Company had a liquidity ratio of 25.6% compared to 36.5% at December 31, 1996.

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

Capital Resources. Shareholders' equity was $38.7 million at December 31, 1997, an increase of $4.5 million or 13.3% compared with $34.1 million at December 31, 1996.

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

At December 31, 1997, the Company's total risk-based capital ratio was 14.97%. The following table sets forth the Company's regulatory capital position as of December 31, 1997.

                                        Risk-Based Capital Ratios
                                        -----------------------------
(Dollars in thousands)                         Amount      Ratio
                                        --------------------------
Tier 1 Capital                                $37,533      13.71%
Tier 1 minimum requirement                     10,947       4.00%
                                        --------------------------
Excess                                        $26,586       9.71%
                                        ==========================

Total Capital                                 $40,965      14.97%
Total Capital minimum requirement              21,894       8.00%
                                        --------------------------
Excess                                        $19,071       6.97%
                                        ==========================
Risk-adjusted assets                         $273,670
                                        ==============

Leverage ratio                                             12.01%
Leverage ratio minimum requirement                          4.00%
                                                          --------
Excess                                                      8.01%
                                                          ========

The leverage ratio guidelines effectively require maintenance of a minimum ratio of 4% Tier 1 capital to total assets for the most highly-rated bank holding company organizations. The leverage guidelines operate in tandem with and are in addition to the risk-based ratio requirements. At December 31, 1997, the Company's leverage ratio was 11.97%. The Company has not been advised by any regulatory agency that it is deficient with respect to its capital ratios. Management is unaware of any current recommendations by regulatory authorities which, if implemented, would have a material adverse impact on future operating results, liquidity or capital resources.

QUARTERLY DATA

The following table sets forth unaudited data regarding the Company's operations for each quarter of 1997 and 1996. This information, in the opinion of management, includes all adjustments necessary to present fairly the Company's results of operations for such periods, consisting only of normal recurring adjustments for the periods indicated. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                          Quarter Ended
                                              Dec 31,  Sep 30,  June 30,  Mar 31  Dec 31,  Sep 30,  June 30,  Mar 31
                                               1997     1997      1997     1997    1996     1996      1996     1996
                                          ---------------------------------------------------------------------------
(In thousands, except per share data)
Total interest income                         $6,932   $6,779    $6,402   $5,919  $5,950   $5,465    $5,028   $5,092
Total interest expense                         1,979    1,941     1,791    1,635   1,713    1,417     1,132    1,136
Net interest income                            4,953    4,838     4,611    4,284   4,237    4,048     3,896    3,956
Provision for loan losses                         25       25        25       25      75       75       225      225
Net income                                     1,300    1,250     1,125    1,050   1,190    1,050       985      925
Per Common Share:
     Net income - basic                        $0.28    $0.27     $0.24    $0.23   $0.25    $0.22     $0.21    $0.20
     Net Income - diluted                      $0.27    $0.26     $0.23    $0.22   $0.25    $0.22     $0.20    $0.19

EFFECTS OF INFLATION

Assets and liabilities of financial institutions are principally monetary in nature. Accordingly, interest rates, which generally move with the rate of inflation, have a potentially significant effect on the Company's net interest income. The Company attempts to limit inflation's impact on rates and net income margins through continuing asset/liability management programs.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative financial instruments includes futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. The Company currently does not enter into futures, forwards, swaps, or options. However, the Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Company. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions.

Commitments to extend credit and standby letters of credit are not recorded as an asset or liability by the Company until the instrument is exercised.

The Company's exposure to market risk is reviewed on a regular basis by the Risk Management Committee. Interest rate risk is the potential for economic losses due to future interest rate changes. These economic losses can occur as a loss of future net interest income and/or a loss of current fair market values. The objective of the Company is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. Tools used by management include the standard GAP report and an interest rate shock simulation report. The Company has no market risk sensitive instruments held for trading purposes. It appears the Company's market risk is reasonable at this time. The condensed GAP report summarizing the Company's interest rate sensitivity at December 31, 1997 is as follows:


(in thousands)                                                                                                   Average
                                                                                                                Interest
Maturing in:                               1998       1999       2000       2001      2002   Beyond       Total     Rate
    ASSETS
Securities                              $13,953    $14,203    $16,475         $-      $683  $12,644    $ 57,958    6.20%
Loans                                   128,801     15,949     14,535     16,533    14,965   42,194     232,977    9.85%
                                     ---------------------------------------------------------------------------
    Total                               142,754     30,152     31,010     16,533-   15,648   54,838    $290,935
                                     ===========================================================================

    LIABILITIES
Savings, NOW and Money Market Dep.      106,875          -          -          -         -        -     106,875    2.90%
Certificate of Deposits                  81,093      1,305      3,552        125       307       70      86,452    5.23%
                                     ---------------------------------------------------------------------------
    Total                              $187,968     $1,305     $3,552       $125      $307      $70    $193,327
                                     ===========================================================================

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See index to Financial Statements and Schedules included on page 32 of this report.

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

                                   PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statement Schedule
The following is an index of the financial statements filed in this report:

CONSOLIDATED FINANCIAL STATEMENTS
                                                                         Page
                                                                         ----
   Independent Auditors' Report - KPMG Peat Marwick LLP................   F-1
   Consolidated Balance Sheets as of December 31, 1997
   and December 31, 1996...............................................   F-2
   Consolidated Statements of Operations for the years ended
   December 31, 1997, December 31, 1996 and December 31, 1995..........   F-3
   Consolidated Statements of Changes in Shareholders' Equity for the
   years ended December 31, 1997, December 31, 1996 and
   December 31, 1995...................................................   F-4
   Consolidated Statements of Cash Flow for the years ended
   December 31, 1997, December 31, 1996 and December 31, 1995..........   F-5
   Notes to Consolidated Financial Statements..........................   F-6

Information required in the schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission either is not applicable or is shown in the Consolidated Financial Statements or Notes thereto.

(b) Reports on Form 8-K
No reports on Form 8-K were filed for the three months ended December 31, 1997.

(c) Exhibits
The exhibits listed below are filed or incorporated by reference, as part of this report pursuant to Item 601 of Regulation S-K.


                                                                   Sequentially
                                                                   Numbered
                                                                   Page
                                                                   -------------
Exhibit
Number     Exhibit
--------   -------
3.1 (5)    Restated Articles of Incorporation of the Company................  -
3.2 (1)    Bylaws of the Company............................................  -
3.3 (2)    Amendment to Article Five of bylaws adopted January 20, 1988.....  -
3.4 (7)    Amendment to Article Four of the bylaws adopted July 15, 1992....  -
4   (14)   Rights Agreement between Civic BanCorp and ChaseMellon
           Shareholder Services LLC dated as of November 8, 1996 including
           Form of Right Certificate attached thereto as Exhibit B..........  -
10.1 (1)*  1984 Stock Option Plan and Form of Stock Option
           Agreement........................................................  -
10.2 (2)*  Amendment to 1984 Stock Option Plan adopted November 20, 1985....  -
10.3 (3)*  Amendment No. 2 to 1984 Stock Option Plan adopted February 18,
           1988.............................................................  -
10.4 (3)*  Amendment No. 3 to 1984 Stock Option Plan adopted May 7, 1988....  -

10.5 (7)*  Amendment No. 4 to 1984 Stock Option Plan adopted May 3, 1990....  -
10.7 (6)   Lease for bank premises in Oakland dated December 21, 1989 between Bank and Blue Cross of California as sublessor...........  -
10.10      Lease for Bank premises in Oakland dated April 13, 1994
           between Bank and Webster Street Partners, Ltd., a California limited partnership, as lessor...........................................  -
10.12*(8)  Employment agreement between the Bank and Herbert C. Foster dated December 31, 1992..........................................  -
10.13*(9)  1994 Stock Option Plan...........................................  -
10.14(10)  Servicing Rights and Servicing Contracts Purchase Agreement
           dated as of September 1, 1994 between the Bank and United
           National Mortgage Corporation....................................  -
10.15(12)  1995 Non-employee Director Stock Option Plan.....................  -
10.16(13)  CivicBank of Commerce Profit Sharing Retirement Plan
21         List of Subsidiaries.............................................  -
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


                         CIVIC BANCORP

                         By:/s/ Herbert C. Foster
                            -------------------------------------
                           Herbert C. Foster
                           President and Chief Executive Officer

                         Date: March 19, 1998
                               --------------------


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
Edward G. Roach, Director        Barclay Simpson, Director



Date:  March 19, 1998
      --------------------

INDEPENDENT AUDITORS' REPORT
----------------------------


The Board of Directors
Civic BanCorp:

We have audited the accompanying consolidated balance sheets of Civic BanCorp and subsidiary (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Civic BanCorp and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



Oakland, California
January 21, 1998

CIVIC BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1997 AND 1996 (In Thousands Except Shares)

                                                                                          1997                     1996
                                                                                  ----------------------   ----------------------
ASSETS
Cash and due from banks                                                                         $16,503                  $16,929
Federal funds sold                                                                               13,230                   29,300
                                                                                  ----------------------   ----------------------
   Total cash and cash equivalents                                                               29,733                   46,229
Securities available for sale                                                                    31,097                   26,871
Securities held to maturity (market value
   of $27,727 and $41,667, respectively)                                                         27,280                   41,311
Other securities                                                                                  1,990                    1,761
Loans:
  Commercial                                                                                    135,140                   92,756
  Real estate-construction                                                                       12,929                    6,608
  Real estate-other                                                                              64,430                   64,272
  Installment and other                                                                          20,478                   19,757
                                                                                  ----------------------   ----------------------
  Total loans                                                                                   232,977                  183,393
  Less allowance for loan losses                                                                  4,351                    4,969
                                                                                  ----------------------   ----------------------
  Loans - net                                                                                   228,626                  178,424
Interest receivable and other assets                                                              5,216                    4,921
Leasehold improvements and equipment - net                                                        1,435                    1,463
Foreclosed assets                                                                                     -                      923
Other assets held for sale                                                                           43                      275
                                                                                  ----------------------   ----------------------
TOTAL ASSETS                                                                                   $325,420                 $302,178
                                                                                  ======================   ======================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits:
  Noninterest bearing                                                                           $89,823                  $84,337
  Interest-bearing:
    Checking                                                                                      6,950                   26,245
    Money market                                                                                 95,770                   85,035
    Time and savings                                                                             90,607                   70,830
                                                                                  ----------------------   ----------------------
  Total deposits                                                                                283,150                  266,447
Accrued interest payable and other liabilities                                                    3,583                    1,584
                                                                                  ----------------------   ----------------------
  Total liabilities                                                                             286,733                  268,031

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock no par value; authorized
   10,000,000 shares; none issued and outstanding                                                     -                        -
Common stock no par value; authorized
   10,000,000 shares; issued and outstanding,
   4,619,768 and 4,431,895 shares, respectively                                                  35,149                   31,739
Retained earnings, (subsequent to July 1,1996
  date of quasi-reorganization, total deficit
  eliminated $5.5 million)                                                                        3,287                    2,240
Net unrealized gain on securities available for sale                                                251                      168
                                                                                  ----------------------   ----------------------
  Total shareholders' equity                                                                     38,687                   34,147
                                                                                  ----------------------   ----------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                     $325,420                 $302,178
                                                                                  ======================   ======================

See notes to consolidated financial statements.                                2

CIVIC BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(In Thousands Except Shares and Per Share Amounts)

                                                              1997                       1996                       1995
                                                       --------------------      ---------------------      ---------------------
INTEREST INCOME:
Loans                                                            $  21,390                  $  16,862                  $  15,999
Taxable investment securities                                        3,622                      3,851                      4,229
Tax exempt securities                                                  586                        226                         10
Federal funds sold                                                     434                        596                        630
                                                       --------------------      ---------------------      ---------------------
Total interest income                                               26,032                     21,535                     20,868

INTEREST EXPENSE:
Deposits                                                             7,307                      5,367                      5,025
Other borrowings                                                        39                         31                         11
                                                       --------------------      ---------------------      ---------------------
Total Interest Expense                                               7,346                      5,398                      5,036
                                                       --------------------      ---------------------      ---------------------
NET INTEREST INCOME                                                 18,686                     16,137                     15,832
Provision for loan losses                                              100                        600                      2,565
                                                       --------------------      ---------------------      ---------------------
Net Interest Income After
  Provision for Loan Losses                                         18,586                     15,537                     13,267

NON-INTEREST INCOME:
Customer service fees                                                  814                        586                        595
Other                                                                  180                        192                        501
                                                       --------------------      ---------------------      ---------------------
Total Non-Interest Income                                              994                        778                      1,096

NON-INTEREST EXPENSE:
Salaries and employee benefits                                       6,902                      5,963                      6,096
Occupancy                                                            1,037                      1,037                        995
Equipment                                                              887                        883                        881
Data processing services                                               334                        242                        270
Telephone and postage                                                  308                        256                        252
Legal fees                                                             280                        202                        202
Goodwill and core deposit amortization                                 230                        258                        286
Marketing                                                              189                        219                        189
Consulting fees                                                        180                        195                        246
Foreclosed asset expense                                               175                        316                        115
FDIC insurance                                                          31                          2                        260
Loss on sale of foreclosed assets                                        -                         43                          -
Other                                                                1,367                      1,289                      1,426
                                                       --------------------      ---------------------      ---------------------
Total Non-Interest Expense                                          11,920                     10,905                     11,218
                                                       --------------------      ---------------------      ---------------------

INCOME BEFORE INCOME TAXES                                           7,660                      5,410                      3,145
Income tax expense                                                   2,935                      1,260                        135
                                                       --------------------      ---------------------      ---------------------
NET INCOME                                                        $  4,725                   $  4,150                   $  3,010
                                                       ====================      =====================      =====================

NET INCOME PER COMMON SHARE - BASIC                                  $1.02                      $0.88                      $0.64
                                                       ====================      =====================      =====================
NET INCOME PER COMMON SHARE - DILUTED                                $0.98                      $0.86                      $0.64
                                                       ====================      =====================      =====================

Weighted average shares outstanding used
  to compute net income per common share                         4,617,104                  4,727,904                  4,674,569
Dilutive effects of stock options                                  220,965                    101,639                     54,389
                                                       --------------------      ---------------------      ---------------------
Total diluted weighted average shares outstanding
  used to compute diluted income per common share                4,838,069                  4,829,543                  4,728,958
                                                       ====================      =====================      =====================

See notes to consolidated financial statements.                                3

CIVIC BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(In Thousands Except Shares)
--------------------------------------------------------------------------------

                                                                                                         NET UNREALIZED
                                                                                                           GAIN (LOSS)
                                                                                                          ON SECURITIES
                                                                 ......COMMON STOCK.......     RETAINED    AVAILABLE
                                                                    SHARES         AMOUNT      EARNINGS     FOR SALE     TOTAL
                                                                -------------   -----------   ----------   ---------   ---------
Balance, January 1, 1995                                           4,447,945       $36,467     ($10,421)        ($1)    $26,045
  Stock issued and options exercised                                  40,540           284                                  284
  Net income                                                                                      3,010                   3,010
  Net unrealized gain on securities available for sale                                                           21          21
                                                                -------------   -----------   ----------   ---------   ---------
Balance, December 31, 1995                                         4,488,485        36,751       (7,411)         20      29,360
  Stock options exercised                                             43,410           277                                  277
  Stock repurchased                                                 (100,000)         (986)                                (986)
  Transfer of retained deficit to paid-in capital
     to effect quasi-reorganization as of July 1, 1996                              (5,501)       5,501                       -
  Net income                                                                                      4,150                   4,150
  Recognition of net deferred tax assets
    originating prior to quasi-reorganization                                        1,198                                1,198
  Net unrealized gain on securities available for sale                                                          148         148
                                                                -------------   -----------   ----------   ---------   ---------
Balance, December 31, 1996                                         4,431,895       $31,739       $2,240        $168     $34,147
  Stock options exercised                                             47,571           308                                  308
  Tax benefit of stock options exercised                                               119                                  119
  Stock repurchased                                                  (79,100)         (994)                                (994)
  5% stock dividend                                                  219,402         3,675       (3,678)                     (3)
  Recognition of net deferred tax assets
    originating prior to quasi-reorganization                                          302                                  302
  Net Income                                                                                      4,725                   4,725
  Net unrealized gain on securities available for sale                                                           83          83
                                                                -------------   -----------   ----------   ---------   ---------
Balance, December 31, 1997                                         4,619,768       $35,149       $3,287        $251      38,687
                                                                =============   ===========   ==========   =========   =========


See notes to consolidated financial statements.                                4

CIVIC BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(In Thousands)


                                                                            1997           1996            1995
                                                                        -------------- --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $   4,725      $   4,150      $   3,010
  Adjustments to reconcile net income to
    net cash provided by operating activities:
       Provision for loan losses                                                  100            600          2,565
       Depreciation and amortization                                            1,105            862          1,806
       (Gain) write-down on foreclosed assets                                     (65)            66           (135)
       Net loss on other assets owned                                               -             50             39
       Amortization of deferred loan fees                                          75            (36)            57
     Other non-cash expense                                                         -              -             21
  Change in other assets and liabilities:
        (Increase) decrease in interest receivable and other assets              (221)          (176)           745
        Increase in accrued interest and other liabilities                      2,061            203            197
                                                                        -------------- --------------  -------------
Net cash provided by operating activities                                       7,780          5,719          8,305

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                           (547)          (434)          (300)
  Paydown on assets held for sale                                                 232              -             31
  Net increase in loans                                                       (51,135)       (29,927)        (1,320)
  Expenditures on foreclosed assets                                                 -              -            (23)
  Proceeds from sales of foreclosed assets                                      1,746            456            450
  Activity in securities held to maturity:
        Proceeds from maturities                                               16,028         18,361         17,288
        Purchases of securities                                                (2,232)        (8,392)       (11,126)
  Activity in securities available for sale:
        Proceeds from maturities                                                    -         10,000         10,000
        Purchases of securities                                                (4,382)       (26,752)       (10,007)
                                                                        -------------- --------------  -------------
Net cash (used in) provided by investing activities                           (40,290)       (36,688)         4,993

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                            16,703         46,349        (13,733)
Proceeds from exercise of stock options                                           308            277            263
Purchase of common stock                                                         (994)          (986)             -
Cash paid in lieu of fractional shares                                             (3)             -              -
                                                                        -------------- --------------  -------------
Net cash provided by (used in) financing activities                            16,014         45,640        (13,470)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (16,496)        14,671           (172)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               46,229         31,558         31,730
                                                                        -------------- --------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $29,733        $46,229        $31,558
                                                                        ============== ==============  =============

OTHER CASH FLOW INFORMATION
Cash paid for interest                                                        $ 7,001        $ 5,140         $4,896
Cash paid for income taxes                                                    $ 2,426        $ 1,882         $   85
Transferred from retained earnings to
    common stock due to stock dividend                                        $ 3,675        $     -         $    -
Loans transferred to other real estate owned                                  $   758        $   675         $  462


See notes to to consolidated financial statements.                             5

CIVIC BANCORP AND SUBSIDIARY
----------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Civic BanCorp (BanCorp) is a registered bank holding company headquartered in Oakland, California. BanCorp's principal line of business is serving as a holding company for CivicBank of Commerce (Bank), a commercial bank. BanCorp is tailored to providing personalized services to independent businesses and professional firms in Alameda, San Francisco, Santa Clara and Contra Costa counties.

     The consolidated financial statements of BanCorp and Bank (collectively the Company) are prepared in conformity with generally accepted accounting principles and prevailing practices within the banking industry. The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

     Principles of consolidation - The consolidated financial statements include
     ---------------------------
     the accounts of BanCorp and Bank. All material intercompany transactions and accounts have been eliminated in consolidation.

     Cash and cash equivalents - Cash and cash equivalents include cash on hand,
     -------------------------
     amounts due from banks and federal funds sold with maturities less than 90 days.

     Investment securities - Securities available for sale are held for
     ---------------------
     indefinite periods of time. Management intends to use these securities as part of its asset/liability management, and may sell these securities in response to changes in interest rates and other factors. These securities are carried at market value, with unrealized gains and losses, after applicable income taxes, recorded as a separate component of shareholders' equity. Gains on the sale of securities available for sale, determined on the specific cost identification basis, are recorded in other income at the time of sale. Specific cost is determined by using historical cost adjusted for any previously recorded unrealized losses.

     Held to maturity securities are those securities which management has the ability and intent to hold to maturity. These securities are stated at cost, adjusted for amortization of premiums to call date and accretions of discount to maturity using methods approximating the interest method.

     The Company does not engage in trading activities.

     Other securities - Other securities include stock in the Federal Reserve
     ----------------
     Bank and Federal Home Loan Bank, and are carried at the lower of cost or market.

     Loans - Loans are stated at the principal amount outstanding, reduced by the allowance for loan losses. Interest on loans is calculated by using the simple interest method on the daily balance of the principal amount outstanding.

     Loans are placed on nonaccrual status when the loan is considered to be impaired. An impaired loan is one which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. When a loan is placed on nonaccrual status, interest accruals are discontinued and any interest income previously accrued but not collected is reversed. Any payments received on nonaccrual loans are applied against principal until principal is fully recovered with subsequent collections recognized as interest income as they are received. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. The Company measures certain impaired loans based on the present value of future cash flows discounted at the loan's effective interest rate, or at the loans' market value or the fair value of the collateral if the loan is secured. If the measurement of the impaired loan is less than the recorded investment in the loan, impairment is recognized by creating or adjusting the existing allocation of the allowance for loan losses.

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

     Net income per common share - The Company adopted SFAS No. 128 "Earnings
     ---------------------------
     Per Share" at December 31, 1997 which specifies the computation, presentation and disclosure requirements for earnings per share. All prior periods have been adjusted to conform to this statement. Additionally, weighted average shares outstanding and per share amounts for all periods presented have been adjusted to give effect for a 5% stock dividend paid in November 1997.

     Quasi-reorganization - The Company, with the approval of the Board of
     --------------------
     Directors and its shareholders, adjusted its July 1, 1996 balance sheet to fair value and transferred the accumulated deficit of $5.5 million to common stock in accordance with quasi-reorganization accounting principles. The Company's deficit retained earnings were incurred primarily as a result of substantial writedowns of real estate loans and foreclosed assets in 1992 and 1993 and the conditions giving rise to those losses have substantially changed.

     In a quasi-reorganization, assets and liabilities are restated to fair value at the effective date. No adjustments were made to the assets and liabilities of the Company since, in the opinion of management, the book value of the Company's assets and liabilities approximated fair value at July 1, 1996. As part of the quasi-reorganization, retained earnings have been dated to reflect only the results of operations subsequent to the effective date of the quasi-reorganization. Recognition of future income tax benefits resulting from temporary differences, operating loss and tax credit carryforward items which arose prior to the effective date of the quasi-reorganization are reported as a direct adjustment to common stock as they are realized.

     New accounting pronouncements - In June 1997, the Financial Accounting
     -----------------------------
     Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. It does not require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement. This statement is effective for fiscal years beginning after December 15, 1997. The Company will be adopting SFAS No. 130 but has not decided as to the presentation format.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". This statement establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This statement is effective for financial statements for periods beginning after December 31, 1997. The Company does not believe it will have a material impact on its consolidated financial statements.

     Use of estimates - The preparation of the financial statements in
     ----------------
     conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual amounts could differ from those estimates.

2.   SECURITIES

     The amortized cost and estimated market values of securities available for sale, securities held to maturity and other securities as of December 31, 1997 and 1996 are summarized as follows (in thousands):

                                                                  Securities Available for Sale
                                                    Amortized         Unrealized        Unrealized             Market
                                                         Cost               Gain              Loss              Value
                                                --------------    ---------------    --------------    ---------------
December 31, 1997:
U.S. Treasury obligations                             $12,028               $199                $-            $12,227
U.S. agency securities                                 18,650                220                 -             18,870
                                                --------------    ---------------    --------------    ---------------
Total                                                 $30,678               $419                $-            $31,097
                                                ==============    ===============    ==============    ===============

December 31, 1996:
U.S. Treasury obligations                             $12,042               $165                $-            $12,207
U.S. agency securities                                 14,551                113                 -             14,664
                                                --------------    ---------------    --------------    ---------------
Total                                                 $26,593               $278                $-            $26,871
                                                ==============    ===============    ==============    ===============


                                                                  Securities Held to Maturity
                                                    Amortized         Unrealized        Unrealized             Market
                                                         Cost               Gain              Loss              Value
                                                --------------    ---------------    --------------    ---------------
December 31, 1997:
U.S. Treasury obligations                              $5,949                $19                $-             $5,968
U.S. agency securities                                  8,004                 32                 -              8,036
Collateralized mortgage obligations                        90                  4                 -                 94
Municipal securities                                   13,237                392                 -             13,629
                                                --------------    ---------------    --------------    ---------------
Total                                                 $27,280               $447                $-            $27,727
                                                ==============    ===============    ==============    ===============

December 31, 1996:
U.S. Treasury obligations                             $10,882                 $4                $-            $10,886
U.S. agency securities                                 19,029                281                 -             19,310
Collateralized mortgage obligations                       128                  6                 -                134
Municipal securities                                   11,272                 65                 -             11,337
                                                --------------    ---------------    --------------    ---------------
Total                                                 $41,311               $356                $-            $41,667
                                                ==============    ===============    ==============    ===============

                                                                  Other Securities
                                                    Amortized         Unrealized        Unrealized             Market
                                                         Cost               Gain              Loss              Value
                                                --------------    ---------------    --------------    ---------------
December 31, 1997:
Federal Reserve Bank stock                             $1,059                 $-                $-             $1,059
Federal Home Loan Bank stock                              931                  -                 -                931
                                                --------------    ---------------    --------------    ---------------
Total                                                  $1,990                 $-                $-             $1,990
                                                ==============    ===============    ==============    ===============

     December 31, 1996:
     Federal Reserve Bank stock                               $974                $-                $-               $974
     Federal Home Loan Bank stock                              787                 -                 -                787
                                                     --------------    ---------------    --------------    ---------------
     Total                                                  $1,761                $-                $-             $1,761
                                                     ==============    ===============    ==============    ===============

     Total securities required and pledged under state regulation to secure certain deposits and for other purposes amounted to approximately $9,259,000 and $9,138,000 at December 31, 1997 and 1996, respectively.

     The amortized cost and estimated market values of securities at December 31, 1997 and 1996 by contractual maturity are shown below (in thousands). Expected maturities will differ from contractual maturities as certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                   1997                                 1996
                                                     ---------------------------------    ---------------------------------
                                                        Amortized         Market             Amortized         Market
                                                         Cost              Value              Cost              Value
                                                     --------------    ---------------    --------------    ---------------
     Securities available for sale:
     After one year but within five years                  $30,678            $31,097           $26,593            $26,871
                                                     ==============    ===============    ==============    ===============

     Securities held to maturity:
     Within one year                                       $13,953            $14,004           $15,983            $16,086
     After one year but within five years                      684                699            13,928             14,110
     After five years but within ten years                  11,185             11,532            11,400             11,471
     After ten years but within fifteen years                1,458              1,492                 -                  -
                                                     --------------    ---------------    --------------    ---------------
     Total                                                 $27,280            $27,727           $41,311            $41,667
                                                     ==============    ===============    ==============    ===============

 3.  ALLOWANCE FOR LOAN LOSSES

     The activity in the allowance for loan losses for the years ended December 31, 1997, 1996 and 1995 is summarized as follows:

     (In Thousands)                                             1997                 1996                1995
                                                          ---------------      ---------------     ----------------
     Balance, beginning of year                                    $4,969               $4,960               $3,216
     Provision charged to expense                                     100                  600                2,565
     Loans charged off                                             (1,246)              (1,068)              (1,416)
     Recoveries                                                       528                  477                  595
                                                           ---------------      ---------------     ----------------
     Balance, end of year                                          $4,351               $4,969               $4,960
                                                           ===============      ===============     ================


     At December 31, 1997 and 1996, the recorded investment in loans considered to be impaired is as follows:

     (In thousands)                                            1997          1996
                                                          -------------  -----------
     Non-accrual (impaired) loans                               $3,465       $2,811
     Loans supported by collateral                               3,465        2,776
     Loans not supported by collateral                               -           35
     Related allowance for non-collateralized loans                  -           15

     For the years ended December 31, 1997 and 1996, the average recorded investment in impaired loans was $3,943,000 and $3,102,000, respectively. There was no interest income recognized on impaired loans for those years, however, if interest income had been accrued under the original terms of the loans, such income would have approximated $486,000 and $160,000 for 1997 and 1996, respectively.

4.   LEASEHOLD IMPROVEMENTS AND EQUIPMENT

     A summary as of December 31, 1997 and 1996 is as follows:

     (In Thousands)                                                          1997              1996
                                                                         --------------    -------------
     Leasehold improvements                                                     $1,063           $1,025
     Furniture and fixtures                                                        959            1,015
     Equipment                                                                   2,814            2,964
                                                                         --------------    -------------
                                                                                 4,836            5,004
     Less accumulated depreciation                                               3,401            3,541
                                                                         --------------    -------------
     Leasehold improvements and equipment, net                                  $1,435           $1,463
                                                                         ==============    =============

5.   OTHER ASSETS

     A summary of interest receivable and other assets as of December 31, 1997 and 1996 is as follows:

                                                                                  1997            1996
                                                                              -------------    ------------
     (In Thousands)
     Interest receivable                                                            $2,417          $2,318
     Intangible assets                                                                 968           1,198
     Deferred tax benefit                                                              809           1,088
     Taxes receivable                                                                  691               -
     Prepaid expense and other assets                                                  331             317
                                                                              -------------    ------------
     Total interest receivable and other assets                                     $5,216          $4,921
                                                                              =============    ============

     Amortization expense relative to intangible assets was $230,000, $257,000, and $286,000 for the years ended December 31, 1997, 1996 and 1995.

6.   DEPOSITS

     The aggregate amount of time certificates of deposit in denominations of $100,000 or more was $64,378,000 and $45,802,000 at December 31, 1997 and
     1996. Interest expense incurred on certificates of deposit in denominations of $100,000 or more was $2,936,000 and $1,467,000 for the years ended December 31, 1997 and 1996. Time deposits in excess of one year at December 31, 1997 are $5,360,000.

7.   STOCK OPTIONS

     BanCorp has a stock option plan which provides for incentive stock options
     (ISO) and nonqualified stock options. In 1995, the Company adopted the Non-Employee Director Stock Option Plan which reserved 115,500 shares of the 1994 Stock Option Plan for grants to eligible directors. The plan was amended in 1994 to increase the shares available for grant to 685,500. Outstanding options for the purchase of common shares, which expire at various dates through 2006, have been granted under the plan at prices ranging from $5.00 to $13.39 per share (restated for stock dividends). These prices correspond to the market value of the stock on the dates the options were granted. The plan provides that the right to exercise options vests at the discretion of the plan committee on the date of grant which is generally 20% per year over 5 years. Options generally expire within ten years of the date of grant.

     Option activity is summarized below:

                                                        1997                    1996                   1995
                                             ------------------------------------------------------------------------
                                                          Weighted                 Weighted                Weighted
                                                           Average                  Average                Average
                                                          Exercise                 Exercise                Exercise
                                                  Shares    Price      Shares        Price      Shares      Price
                                             ------------------------------------------------------------------------
Shares under option at beginning of year         399,581    $6.06      407,760       $5.97      467,447     $5.92
Options granted                                  119,384    10.92       50,164        7.12       73,972      6.26
Options exercised                                (47,571)    6.27      (45,580)       6.08      (42,568)     6.16
Options cancelled                                (22,402)    8.08      (12,763)       6.79      (91,091)     5.87
                                             ------------           -----------               ----------
Shares under option at end of year               448,992     7.24      399,581        6.06      407,760      5.97
                                             ============           ===========               ==========
Options exercisable                              252,004               253,867                  229,067

Weighted-average fair value of
options granted during the periods
at exercise prices equal to market
price at grant date                                $5.55                 $2.32                    $2.61

               The following table summarizes information about stock options outstanding at December 31, 1997:

                                   Options Outstanding                  Options Exercisable
                      -------------------------------------------   ---------------------------
                                        Weighted
                                         Average      Weighted                      Weighted
                                        Remaining     Average                       Average
Range of                  Number       Contractual    Exercise         Number       Exercise
Exercise Prices         Outstanding       Life         Price         Exercisable     Price
-----------------------------------------------------------------   ---------------------------
$5.00 - $5.36              6,457          6.61        $5.28            3,685           $5.23
$5.48 - $5.48            124,110          6.27         5.48           64,260            5.48
$5.71 - $5.71             54,337          5.09         5.71           53,602            5.71
$5.95 - $5.95             26,250          6.05         5.95           26,250            5.95
$6.19 - $6.19             54,180          2.44         6.19           51,714            6.19
$6.31 - $7.02             59,871          6.21         6.76           29,190            6.79
$7.14 - $10.48            18,731          7.53         9.31            6,394            8.28
$10.83 - $10.83           88,147          9.03        10.83                0            0.00
$11.67 - $13.39           16,909          4.03        11.77           16,907           11.77


     In accordance with the provision of SFAS No. 123, the Company has elected to continue with the intrinsic value method and accordingly does not recognize compensation cost equal to the value of the stock options. If the Company had elected to recognize compensation cost based on the fair value of the options granted as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts in the following table:

(Dollars in thousands)
                                               1997        1996         1995
                                            ----------  ----------   ----------
Net income - as reported                       $4,725      $4,150       $3,010
Net income - pro forma                         $4,521      $4,038       $2,919

Diluted income per share - as reported         $ 0.98      $ 0.86       $ 0.67
Diluted income per share - pro forma           $ 0.93      $ 0.84       $ 0.65


     The fair value of each option grant is estimated on the date of vesting using the Black-Scholes option-pricing model with the following assumptions:

                                              1997               1996              1995
                                        -----------------  ----------------   ---------------
Expected dividend yield                                0%                0%                0%
Expected stock price volatility                    29.52%            38.90%            38.90%
Risk-free interest rate                        5.73-5.88%        5.58-6.59%        5.19-5.74%
Expected life of options                5.0 - 10.0 years        7.50 years        7.50 years

8.   REGULATORY MATTERS

     BanCorp is subject to regulation under the Bank Holding Company Act of 1956 and to regulation by the Federal Reserve Board. The regulations require the maintenance of cash reserve balances at the Federal Reserve Bank for transaction accounts. The average reserve requirement for the Bank was $3,754,000 and $3,839,000 for the years ended December 31, 1997 and 1996, respectively.

     BanCorp and the Bank are required by the Board of Governors of the Federal Reserve System to maintain minimum risk-based capital ratios. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that BanCorp and the Bank met all capital adequacy requirements to which they are subject.

     As of December 31, 1997, the most recent notification from the Federal Reserve Bank of San Francisco categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The Company's actual capital amounts and ratios are also presented in the table:

                                                                                                    Minimum Capital
                                                                                                   Requirements To Be
                                                                                              Considered Well Capitalized
                                                                         Minimum                Under Prompt Corrective
                                          Actual                  Capital Requirements             Action Provisions
                               ----------------------------   ----------------------------   -----------------------------
                                  Amount           Ratio         Amount           Ratio          Amount           Ratio
                               ------------    ------------   ------------   -------------   -------------    ------------
As of December 31, 1997:
  Total Capital
    (to Risk Weighted Assets)      $40,965           14.97%       $21,894            8.00%       $27,367            10.00%
  Tier 1 Capital
    (to Risk Weighted Assets)       37,533           13.71%        10,947            4.00%        16,420             6.00%
  Tier 1 Capital
    (to Average Assets)             37,533           12.01%        12,499            4.00%        15,624             5.00%

As of December 31, 1996:
  Total Capital
    (to Risk Weighted Assets)      $35,412           16.10%       $17,594            8.00%       $21,993            10.00%
  Tier 1 Capital
    (to Risk Weighted Assets)       32,635           14.84%         8,797            4.00%        13,196             6.00%
  Tier 1 Capital
    (to Average Assets)             32,635           11.27%        11,580            4.00%        14,475             5.00%

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

     The following is a summary of the related expenses for the years ended December 31, 1997, 1996 and 1995, which are included in salaries and employee benefits

                                           (In Thousands)
                                         1997   1996   1995
                                         -----  -----  -----
     401(k) salary deferral component    $ 143  $  82  $  80
     Profit sharing component              127     69     75
                                         -----  -----  -----
                                         $ 270  $ 151  $ 155
                                         =====  =====  =====

10.  INCOME TAXES

     Total income taxes for the years ended December 31, 1997, 1996 and 1995 were recorded as follows:

                                                                                  1997        1996        1995
                                                                          --------------   ----------   -------
Income taxes applicable to income before income tax expense                     $2,935      $1,260        $135
Shareholders' equity for compensation expense for tax purposes
    in excess of amounts recognized for financial reporting purposes              (119)          -           -
Shareholders' equity for tax effect of the change in net
    unrealized gain on investment securities                                        58         110           -
Shareholders' equity for recognition of net deferred tax assets
    originating prior to quasi-reorganization                                     (302)     (1,198)          -
                                                                          -------------------------------------
                                                                                $2,572        $172        $135
                                                                          =====================================


     The provision for income taxes reflected in the consolidated statements of income for the years ended December 31, 1997, 1996 and 1995 is as follows:

(In Thousands)                          1997            1996            1995
                                     -----------    ------------   -------------
Current provision (benefits):
   Federal                               $1,967          $1,124             $97
   State                                    500              63              38
                                     -----------    ------------   -------------
     Total                                2,467           1,187             135
Deferred
   Federal                                  295            (353)              -
   State                                    173             426               -
                                     -----------    ------------   -------------
     Total                               $2,935          $1,260            $135
                                     ===========    ============   =============



     The temporary differences and tax carryforwards which created deferred tax assets and liabilities are detailed below:

(In Thousands)                                                      1997              1996            1995
                                                                ------------    --------------    ------------
Deferred tax assets:
    Loan loss and foreclosed asset
       reserves not currently deductible                               $1,026            $1,313          $1,693
    Deferred rent                                                          52                62              79
    Deferred loan fees                                                    101                81              77
    Core deposits                                                         339               373             392
    Tax credits                                                             -                 -             524
    Book over tax depreciation                                            154                88              24
    Other write-downs                                                     188               477             477
    Net operating loss carryforwards                                        -                 -              66
    State tax                                                             170                21              10
                                                                  ------------    --------------    ------------
    Gross deferred tax asset                                            2,030             2,415           3,342
    Valuation Allowance                                                  (977)           (1,158)         (3,293)
                                                                  ------------    --------------    ------------
    Net deferred tax asset                                             $1,053            $1,257             $49
                                                                  ------------    --------------    ------------
Deferred tax liabilities:
   Net unrealized gain on securities available for sale                  (168)             (110)              -
    Other                                                                 (76)              (59)            (49)
                                                                  ------------    --------------    ------------
    Total                                                                (244)             (169)            (49)
                                                                  ------------    --------------    ------------
Net Deferred Tax Asset                                                   $809            $1,088          $    -
                                                                  ============    ==============    ============

     As of December 31, 1997, management estimates that the Company will more likely than not realize at least $809,000 of the $1,786,000 net deferred tax asset. Accordingly, a valuation allowance of $977,000 has been provided for the balance of the net deferred tax assets. In 1997 and 1996, $302,000 and $1,198,000, respectively, of deferred tax benefits were recognized in shareholders' equity. These tax benefits originated prior to the quasi-reorganization as of July 1, 1996.

     Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary from amounts shown on the tax return as filed. Accordingly, the variances from amounts reported for 1996 and 1995 are primarily the result of adjustments to conform to the 1996 and 1995 filed tax returns.

     The effective tax rate differs from the federal statutory income tax rate for the years ended December 31, 1997, 1996 and 1995 as follows:

                                                      1997            1996           1995
                                             -------------    ------------   ------------
Federal statutory income tax rate                      34%             34%            34%
State franchise tax, less federal
   income tax effect                                    6%              6%             -
Change in valuation allowance
   and utilization of net operating losses              -             -16%           -30%
Other permanent differences                            -2%             -1%             -
                                             -------------    ------------   ------------
Effective income tax rate                              38%             23%             4%
                                             =============    ============   ============


11.  RELATED PARTY TRANSACTIONS

     Certain directors and companies with which they are associated are customers of and have banking transactions with the Bank in the ordinary course of business. It is the Bank's policy that all loans and commitments lend to directors be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers.

     The activity is summarized as follows for the years ended December 31, 1997 and 1996:

CIVICBANK OF COMMERCE

(In Thousands)                                  1997               1996
                                    -----------------   ----------------
Balance, beginning of year                      $723             $4,224
Loans proceeds disbursed                       4,458              1,636
Loan repayments                               (3,637)            (5,137)
                                    -----------------   ----------------
Balance, end of year                        $  1,544             $  723
                                    =================   ================


12.  COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

     The Bank is involved in legal actions arising from normal business activities. Management, upon the advice of legal counsel handling such actions, believes that the ultimate resolution of these actions will not have a material adverse effect on the financial position of BanCorp.

     In the normal course of business, to meet the financing needs of its customers and manage its own exposure to fluctuations in interest rates, the Bank is a party to financial instruments, including commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of these instruments, which are not included in the consolidated balance sheets, are an indicator of the extent of the Company's activities in particular classes of financial instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Bank controls the credit risk of these transactions through credit approvals, limits and monitoring procedures, and generally requires collateral or other security to support commitments to extend credit. The Bank's exposure to credit loss is usually limited to amounts funded or drawn. A summary of these financial instruments at December 31, 1997 and 1996 follows:


(In Thousands)                         1997      1996
                                     --------  --------
     Commitments to extend credit    $121,005  $101,190
     Standby letters of credit       $  1,793  $  2,757

13.  OPERATING LEASES

     BanCorp and the Bank lease their banking and office facilities under noncancelable operating leases. These leases expire from December 1998 to December 2006. Certain leases contain options to extend. Rental expense for the years ended December 31, 1997, 1996 and 1995 was $1,003,000, $1,008,000, and $955,000.

     Total future minimum rental payments under these operating leases at December 31, 1997 are as follows:


     (Dollars In Thousands)
     Year ending December 31:
              1998                                            $1,104
              1999                                               954
              2000                                               899
              2001                                               755
              2002                                               755
              Later Years                                      2,210
                                                       --------------
     Total Future Minimum Rentals                             $6,677
                                                       ==============


14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     The summary of these financial instruments and their related fair values at December 31, 1997 and 1996 are as follows:

     (In Thousands)                                                   1997                                1996
                                                        ----------------------------------   ------------------------------
                                                          Carrying          Estimated          Carrying       Estimated
                                                             Amount        Fair Value            Amount      Fair Value
                                                        --------------  ------------------   ------------- ----------------
     Assets:
       Cash and cash equivalents                              $29,733             $29,733         $46,229          $46,229
       Securities available for sale                           31,097              31,097          26,871           26,871
       Securities held to maturity                             27,280              27,727          41,311           41,667
       Other securities                                         1,990               1,990           1,761            1,761
       Loans                                                  228,626             226,958         178,424          176,538
     Liabilities:
       Noninterest-bearing deposits                            89,823              89,823          84,337           84,337
       Interest-bearing deposits                              193,327             193,322         182,110          182,177


     The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practical to estimate that value:

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

     The Bank may structure variable rate loans to include embedded interest rate floors. Such floors are designed to mitigate interest rate risk to the Bank in a declining interest rate environment. As of December

     31, 1997, the Bank had outstanding loans totaling approximately $36,000,000 that were subject to interest rate floors.

15.  FINANCIAL STATEMENTS OF CIVIC BANCORP (parent company only)

     The condensed financial statements of Civic BanCorp (parent company only) are presented below:



     BALANCE SHEET
     As of December 31, 1997 and 1996
     (In Thousands Except Share Amounts)
                                                                                   1997                 1996
                                                                              ----------------     ---------------
     ASSETS
     Cash (on deposit with the Bank)                                                  $   847             $   103
     Other assets                                                                       1,517               1,105
     Investment in Bank at equity in underlying assets                                 36,402              32,954
                                                                              ----------------     ---------------
     Total assets                                                                     $38,766             $34,162
                                                                              ================     ===============

     LIABILITIES AND SHAREHOLDERS' EQUITY

     Liabilities                                                                      $    79             $    15
     Shareholders' equity                                                              38,687              34,147
                                                                              ----------------     ---------------
     Total liabilities and shareholders' equity                                       $38,766             $34,162
                                                                              ================     ===============

     STATEMENTS OF INCOME
     For the Years Ended December 31, 1997, 1996 and 1995

                                                            1997                   1996                 1995
                                                      ------------------      ----------------     ---------------
     Interest income                                                $35                   $44                 $60
     Less administration expense                                    117                   113                 135
                                                      ------------------      ----------------     ---------------
     Loss from operations                                           (82)                  (69)                (75)
     Equity in income of Bank                                     4,807                 4,219               3,085
                                                      ------------------      ----------------     ---------------
     Net income                                                  $4,725                $4,150              $3,010
                                                      ==================      ================     ===============

                                                                             19

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1997, 1996 and 1995

                                                                 1997             1996              1995
                                                             ------------    -------------      ------------
Cash flows from operating activities:
 Net income                                                       $4,725           $4,150            $3,010
 Adjustments to reconcile net income
  to cash used in operating activities:
  Equity in net income of Bank                                    (3,307)          (4,219)           (3,085)
  Gain on sale of securities available for sale                        -                -               (33)
  Other non-cash expense                                               -                -                21
  Change in assets and liabilities                                    15              (13)               22
                                                             ------------    -------------      ------------
Net cash provided by (used in) operating activities                1,433              (82)              (65)
                                                             ------------    -------------      ------------

Cash flows from investing activities:
 Proceeds from sale of securities available for sale                   -                -                46
                                                             ------------    -------------      ------------
Cash provided by investing activities                                  -                -                46
                                                             ------------    -------------      ------------

Cash flows from financing activities:
Cash dividends paid                                                   (3)               -                 -
 Stock repurchase                                                   (994)            (986)                -
 Proceeds from exercise of stock options                             308              277               263
                                                             ------------    -------------      ------------
Net cash (used in) provided by  financing activities                (689)            (709)              263
                                                             ------------    -------------      ------------

Net increase (decrease) in cash                                      744             (791)              244

Cash at beginning of year                                            103              894               650
                                                             ------------    -------------      ------------
Cash at end of year                                                 $847             $103              $894
                                                             ============    =============      ============

                                                                              20