Form 10-Q
period 1998-03-31
CIVIC BANCORP
filed 1998-05-07
CIK 747205

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998
                                                --------------

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
                                                           68-0022322


The number of shares of common stock outstanding as of the close of business on April 1, 1998:

          Class                               Number of Shares Outstanding
          -----                               ----------------------------

       Common Stock                                   4,620,635

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes    X       No
                                          -------       --------

                                 CIVIC BANCORP
                                      AND
                                  SUBSIDIARY

Index to Form 10-Q                                                 Page Number
                                                                   -----------

PART I. Item 1.     Financial Statements

                    Consolidated Balance Sheets
                    March 31, 1998, March 31, 1997
                    and December 31, 1997                             3

                    Consolidated Statements of Operations -
                    Three Months Ended March 31, 1998 and
                    March 31, 1997                                    4

                    Consolidated Statements of Cash Flows -
                    Three Months Ended March 31, 1998 and
                    March 31, 1997                                    5

                    Consolidated Statements of Comprehensive
                    Income - Three Months Ended March 31, 1998
                    and March 31, 1997                                6

        Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                        7

PART II.            Other Information                                18


SIGNATURES                                                           19

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          CIVIC BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

(In thousands except shares)

                                                                            March 31            March 31            December 31
                                                                              1998                1997                 1997
                                                                        -----------------   ------------------   ------------------
ASSETS
Cash and due from banks                                                          $18,178              $13,546              $16,503
Federal funds sold                                                                25,100                4,600               13,230
                                                                        -----------------   ------------------   ------------------
   Total cash and cash equivalents                                                43,278               18,146               29,733
Securities available for sale                                                     34,982               30,784               31,097
Securities held to maturity
  (market value of $24,437, $37,097
   and $27,727, respectively)                                                     24,080               37,131               27,280
Other securities                                                                   2,055                1,780                1,990
Loans:
  Commercial                                                                     129,630              106,488              135,140
  Real estate-construction                                                         9,674                8,243               12,929
  Real estate-other                                                               64,172               65,154               64,430
  Installment and other                                                           17,899               19,285               20,478
                                                                        -----------------   ------------------   ------------------
  Total loans                                                                    221,375              199,170              232,977
Less allowance for loan losses                                                     4,073                5,041                4,351
                                                                        -----------------   ------------------   ------------------
  Loans - net                                                                    217,302              194,129              228,626
Interest receivable and other assets                                               5,175                5,094                5,216
Leasehold improvements and equipment - net                                         1,336                1,435                1,435
Foreclosed assets                                                                    554                  973                    -
Other assets held for sale                                                             -                  232                   43
                                                                        -----------------   ------------------   ------------------
TOTAL ASSETS                                                                    $328,762             $289,704             $325,420
                                                                        =================   ==================   ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
  Noninterest-bearing                                                            $80,398              $75,934              $89,823
  Interest-bearing:
    Checking                                                                       9,844               22,322                6,950
    Money market                                                                  89,998               86,684               95,770
    Time and savings                                                             104,883               67,919               90,607
                                                                        -----------------   ------------------   ------------------
  Total deposits                                                                 285,123              252,859              283,150
Accrued interest payable and other liabilities                                     3,823                2,404                3,583
                                                                        -----------------   ------------------   ------------------
Total liabilities                                                                288,946              255,263              286,733

COMMITMENTS AND CONTINGENCIES                                                          -                    -                    -

SHAREHOLDERS' EQUITY
Preferred stock no par value; authorized,
   10,000,000 shares; none issued or outstanding
Common stock no par value; authorized,
   10,000,000 shares; issued and outstanding,
   4,620,635, 4,392,326 and 4,619,768 shares                                      35,115               31,222               35,149
Retained earnings, (subsequent to July 1, 1996
  date of quasi-reorganization, total deficit
  eliminated $5.5 million)                                                         4,462                3,290                3,287
Accumulated other comprehensive income - net                                         239                  (71)                 251
                                                                        -----------------   ------------------   ------------------
Total shareholders' equity                                                        39,816               34,441               38,687
                                                                        -----------------   ------------------   ------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $328,762             $289,704             $325,420
                                                                        =================   ==================   ==================

                          CIVIC BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except shares and per share amounts)

                                                                        Three Months Ended March 31,
                                                                ---------------------------------------------
                                                                      1998                       1997
                                                                ------------------         ------------------
INTEREST INCOME:
Loans                                                                      $5,627                     $4,707
Securities available for sale, securities held
  to maturity and other securities                                            709                        994
Tax exempt securities                                                         160                        138
Federal funds sold                                                            337                         80
                                                                ------------------         ------------------
Total interest income                                                       6,833                      5,919

INTEREST EXPENSE:
Deposits                                                                    2,015                      1,634
Other borrowing                                                                 -                          1
                                                                ------------------         ------------------
Total interest expense                                                      2,015                      1,635
                                                                ------------------         ------------------
NET INTEREST INCOME                                                         4,818                      4,284
Provision for loan losses                                                      38                         25
                                                                ------------------         ------------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                                 4,780                      4,259
                                                                ------------------         ------------------

NONINTEREST INCOME:
Customer service fees                                                         209                        188
Other                                                                          28                         29
                                                                ------------------         ------------------
Total noninterest income                                                      237                        217

NONINTEREST EXPENSE:
Salaries and employee benefits                                              1,842                      1,651
Occupancy                                                                     271                        240
Equipment                                                                     212                        219
Data processing services                                                       89                         78
Telephone and postage                                                          66                         79
Legal fees                                                                     55                         69
Goodwill and core deposit amortization                                         48                         57
Marketing                                                                      69                         47
Consulting fees                                                                60                         45
Foreclosed asset expense                                                        3                         24
FDIC insurance                                                                  8                          7
Other                                                                         324                        330
                                                                ------------------         ------------------
Total noninterest expense                                                   3,047                      2,846
                                                                ------------------         ------------------

INCOME BEFORE INCOME TAXES                                                  1,970                      1,630
Income tax expense                                                            795                        580
                                                                ------------------         ------------------
NET INCOME                                                               $  1,175                   $  1,050
                                                                ==================         ==================

BASIC EARNINGS PER COMMON SHARE                                          $   0.25                   $   0.23
                                                                ==================         ==================
DILUTED EARNINGS PER COMMON SHARE                                        $   0.24                   $   0.22
                                                                ==================         ==================

Weighted average shares outstanding used
  to compute basic earnings per common share                            4,623,047                  4,634,128
Dilutive effects of stock options                                         267,732                    178,277
                                                                ------------------         ------------------
Total weighted average shares outstanding used
  to compute diluted earnings per common share                          4,890,779                  4,812,405
                                                                ==================         ==================

                          CIVIC BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                              Three Months Ended March 31,
                                                                              1998                     1997
                                                                        -----------------        -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $   1,175                $   1,050
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Provision for loan losses                                                         38                       25
    Depreciation and amortization                                                    251                      276
    (Decrease) increase in deferred loan fees                                        (28)                      92
  Change in assets and liabilities:
    Decrease (increase) in interest receivable and other assets                      193                     (119)
    Increase in accrued interest payable and other liabilities                       130                      868
                                                                        -----------------        -----------------
Net cash provided by operating activities                                          1,759                    2,192

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                               (31)                    (131)
  Paydown on assets held for sale                                                     43                       43
  Net decrease (increase) in loans                                                10,760                  (15,897)
  Expenditures on foreclosed assets                                                    -                       25
  Activities in securities held to maturity:
    Proceeds from maturing securities                                              4,005                    5,008
    Purchases of securities                                                         (870)                    (836)
  Activities in securities available for sale:
    Purchases of securities                                                       (3,979)                  (4,382)
                                                                        -----------------        -----------------
Net cash provided by (used in) investing activities                                9,928                  (16,170)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                                               71                       64
Purchase of common stock                                                            (186)                    (581)
Net increase (decrease) in deposits                                                1,973                  (13,588)
                                                                        -----------------        -----------------
Net cash provided by (used in) financing activities                                1,858                  (14,105)
                                                                        -----------------        -----------------

Net increase (decrease) in cash and cash equivalents                              13,545                  (28,083)

Cash and cash equivalents at beginning of period                                  29,733                   46,229
                                                                        -----------------        -----------------
Cash and cash equivalents at end of period                                       $43,278                  $18,146
                                                                        =================        =================

Cash paid during year for:
  Interest                                                                       $ 1,664                  $ 1,516
                                                                        =================        =================
  Income taxes                                                                       $ -                     $ 37
                                                                        =================        =================

Supplemental schedule of non-cash investing activity:
  Loans transferred to foreclosed assets                                           $ 554                     $ 75
                                                                        =================        =================

                          CIVIC BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands except shares and per share amounts)

                                                                        Three Months Ended March 31,
                                                                ---------------------------------------------
                                                                      1998                       1997
                                                                ------------------         ------------------
Net Income                                                           $ 1,175                    $ 1,050

Other Comprehensive Income:
Unrealized loss on securities available for sale                         (21)                      (397)
Income tax expense related to unrealized loss
     on securities available for sale                                      9                        158
                                                                ------------------         ------------------
Other Comprehensive Income                                               (12)                      (239)
                                                                ------------------         ------------------
COMPREHENSIVE INCOME                                                 $ 1,163                      $ 811
                                                                ------------------         ------------------

CIVIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The unaudited consolidated financial statements of Civic BanCorp and subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q. In the opinion of management, all necessary adjustments have been made to fairly present the financial position, results of operations, cash flows and comprehensive income for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations and cash flows are not necessarily indicative of those expected for the complete fiscal year.

2. NEW PRONOUNCEMENTS

   On January 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." This statement establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. It does not require a specific format for the statements, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement.

   In June 1997, the FASB issued FAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about operating segments in annual reports and in interim financial reports issued to shareholders. The statement is effective for fiscal years beginning after December 15, 1997. The Company has adopted FAS No. 131 but does not have multiple industry segments as defined in FAS No. 131.

   In February 1998, the FASB issued FAS No. 132, "Employers' Disclosures About Pensions and Other Post Retirement Benefits." FAS No. 132 changes disclosure only on applicable defined benefit pension or post retirement plans. The statement is effective for fiscal years beginning after December 15, 1997. At this time, the Company does not have a defined benefit pension or post retirement plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


OVERVIEW

For the three months ended March 31, 1998, the Company reported net income of $1,175,000, or $.24 earnings per diluted share compared to a net income of $1,050,000 or $.22 earnings per diluted share for the same period of the prior year. The annualized return on average assets was 1.43% for the three months ended March 31, 1998 compared to 1.47% for the same period of the prior year. The annualized return on average shareholders' equity for the three months ended March 31, 1998 and 1997 was 11.96% and 12.19%, respectively.

RESULTS OF OPERATIONS

Net interest income for the three months ended March 31, 1998 was $4.8 million, increasing $534,000 or 12.5% from net interest income of $4.3 million for the same period in 1997. The increase in net interest income is primarily due to the increase in the volume of earning assets which was partially offset by an increase in the volume of interest bearing liabilities.

Total interest income for the first three months of 1998 equaled $6.8 million, an increase of $914,000 from interest income earned in the same period in 1997. The increase in total interest income is primarily attributed to the increase in volume of earning assets. Average earning assets increased $40.9 million or 15.3% to $307.4 million in the first quarter of 1998 compared to $266.5 million in the first quarter of 1997.

Total interest expense for the first three months of 1998 equaled $2.0 million and increased $.4 million or 23.2% from the $1.6 million for the three months ended March 31, 1997 due to an increase of $28.1 million or 15.8% in the volume on interest bearing deposits. Average savings and time deposits as a percentage of total average deposits increased to 36.3% from 27.0% for the three months ended 1998 and 1997, respectively.

The following table presents an analysis of the components of net interest income for the first quarter of 1998 and 1997.

                                                                          Three months ended March 31,
                                             --------------------------------------------------------------------------------------
                                                                      1998                                       1997
                                             ----------------------------------------       ---------------------------------------
                                                           Interest          Rates                         Interest        Rates
                                                Average    Income\           Earned\        Average        Income\         Earned\
                                                Balance    Expense      2    Paid           Balance        Expense      2  Paid
                                             ---------     ---------       ----------       ---------     -----------     ---------
ASSETS
Securities available for sale                $  31,331     $     496           6.42%        $  30,977          491        6.43%
Securities held to maturity:
  U.S. Treasury securities                       5,955            88           5.99%            8,559          125        5.94%
  U.S. Government agencies                       4,756            95           8.09%           19,150          351        7.44%
  Municipal securities(1)                       13,366           242           7.33            11,888          209        7.13%
Other securities                                 2,032            30           6.04%            1,774           27        6.20%
Federal funds sold and securities
  purchased under agreements to resell          24,948           337           5.47%            6,025           80        5.39%
Loans: 2,3
  Commercial                                   130,022         3,338          10.41%           96,648        2,462       10.33%
  Real estate-construction                      11,771           299          10.30%            7,338          186       10.26%
  Real estate-other                             64,118         1,523           9.63%           64,995        1,595        9.95%
  Installment and other                         19,141           467           9.90%           19,178          464        9.82%
                                             ---------        ------      ---------         ---------       ------       -----
  Total Loans                                  225,052         5,627          10.14%          188,159        4,707       10.15%
                                             ---------        ------      ---------         ---------       ------       -----
    Total Earning Assets                       307,440         6,915           9.12%          266,532        5,990        9.11%
Cash and due from banks                         19,040                                         17,611
Leasehold improvements and equipment - net       1,392                                          1,496
Interest receivable and other assets             4,896                                          4,845
Foreclosed assets                                  239                                            943
Assets held for sale                                20                                            232
Less allowance for loan loss                    (4,245)                                        (4,988)
                                             ---------                                      ---------
TOTAL ASSETS                                 $ 328,782                                      $ 286,671
                                             =========                                      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Interest bearing:
    Checking                                 $  27,807            65           0.95%        $  22,457           52        0.93%
    Money market                                74,099           621           3.40%           87,283          742        3.45%
    Time and savings                           103,619         1,329           5.20%           67,598          840        5.04%
    Other borrowed funds                          --            --              --                105            1        5.49%
                                             ---------        ------       ---------        ---------        -----       -----
Total interest bearing liabilities             205,525         2,015           3.98%          177,443       1,635        3.74%
Demand deposits                                 80,134                                         72,731
Other liabilities                                3,816                                          2,029
Shareholders' equity                            39,307                                         34,468
                                             ---------                                      ---------
TOTAL LIABILITIES AND                        $ 328,782                                      $ 286,671
                                             =========                                      =========
  SHAREHOLDERS' EQUITY

Net Interest Income                                            4,900                                         4,355
                                                              ======                                         =====
Net Interest Margin                                                             6.46%                                     6.63%
                                                                              ======                                     =====
Tax Equivalent Adjustment(1)                                      82                                            71
                                                              ======                                         =====

-------------------------------------------------------------------------------
(1) Tax-exempt interest income on municipal securities is computed using a Federal income tax rate of 34%. Interest on municipal securities was $160 and $138 for March 31, 1998 and 1997, respectively. (2) Non-performing loans have been included in the average loan balances. Interest income is included on non-accrual loans only to the extent cash payments have been received. (3) Interest income includes loan fees on commercial loans of $124,000 and $105,000 for March 31, 1998 and 1997, respectively; fees on real estate loans of $88,000 and $93,000 for March 31, 1998 and 1997, respectively; and fees on installment and other loans of $9,000 and $6,000 for March 31, 1998 and 1997, respectively.

The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the three month period ended March 31, 1998.


               Analysis of Changes in Interest Income and Expense
                         Due to Change in 1998 over 1997

                                                    Volume   1          Rate    2          Total
                                                  ----------        ----------         -----------
                                                                (In thousands)
Increase (decrease) in interest income:
Securities available for sale                            $6              $ (1)                 $5
Securities held to maturity:
  U.S. Treasury securities                              (38)                1                 (37)
  U.S. government agency                               (264)                8                (256)
  Municipal securities                                   26                 7                  33
Other securities                                          4                (1)                  3
Federal funds sold                                      252                 5                 257
Loans:
  Commercial                                            849                27                 876
  Real estate-construction                              112                 1                 113
  Real estate-other                                     (21)              (51)                (72)
  Installment and other                                  (1)                4                   3
                                                  ----------        ----------         -----------
 Total Loans                                            939               (19)                920
                                                  ----------        ----------         -----------
Total increase (decrease)                              $925              $ (1)               $924
                                                  ----------        ----------         -----------

(Increase) decrease in interest expense:
Deposits:
  Interest bearing checking                           $ (13)             $ (1)              $ (14)
  Money market                                          112                10                 122
  Savings and time                                     (447)              (42)               (489)
Other borrowed funds                                      1                 0                   1
                                                  ----------        ----------         -----------
Total increase (decrease)                            $ (347)            $ (33)             $ (380)
                                                  ----------        ----------         -----------

Total change in net interest income                    $578             $ (34)             $  544
                                                  ==========        ==========         ===========

(1) Changes not solely attributed to rate or volume have been allocated to volume.
(2) Loan fees are reflected in rate variances.


Net Interest Margin

The net interest margin declined 17 basis points to 6.46% for the first quarter of 1998 from 6.63% for the same period of the prior year. The decrease in the margin is attributed primarily to the growth in time deposits. Average time deposits as a percentage of total average interest bearing deposits increased to 50.4% for the first quarter of 1998 from 38.1% for the same quarter of the prior year. Additionally, the average rate paid on time deposits increased to 5.20% for the first quarter of 1998 from 5.04% for the same period of the prior year due to a higher interest rate environment for deposits.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 1998 was $38,000, an increase of $13,000 or 52.0% from the three months ended March 31, 1997. The increase in the provision was based on the growth in the loan portfolio.

Non-Interest Income

Non-interest income for the three months ended March 31, 1998 was $237,000, an increase of $20,000 or 9.2% from the three months ended March 31, 1997. The increase in customer service fees, the largest component of other income, is attributed to the increase in deposits and foreign trade transaction volume.

Non-Interest Expense

Non-interest expense totaled $3.0 million for the three months ended March 31, 1998, an increase of $201,000 or 7.1% from $2.8 million for the same period of the prior year. Salaries and employee benefits, the largest component of noninterest expense increased $191,000 or 11.6% due to additional staff, normal merit increases, increased employee benefit costs and an increase in the marketing and management incentive accruals. Full time equivalent personnel numbered 107 on March 31, 1998 compared to 103 on March 31, 1997. Occupancy expenses increased due to normal rent escalations and the addition of the Palo Alto office in June 1997.

For the three months ended March 31, 1998 the Company incurred expenses of $3,000 associated with managing, maintaining and liquidating foreclosed assets compared to $24,000 for the three months ended March 31, 1997.

The following table summarizes the significant components of noninterest expense for the dates indicated.

                                                Quarter Ended March 31,                 Dollar            %
(Dollars in thousands)                              1998              1997             Change            Change
                                                --------------   ----------------   --------------   ----------------
Salaries and employee benefits                         $1,842             $1,651             $191              11.6%
Occupancy                                                 271                240               31              12.9%
Equipment                                                 212                219               (7)             -3.2%
Data processing services                                   89                 78               11              14.1%
Telephone and postage                                      66                 79              (13)            -16.5%
Legal fees                                                 55                 69              (14)            -20.3%
Goodwill and core deposit amortization                     48                 57               (9)            -15.8%
Marketing                                                  69                 47               22              46.8%
Consulting fees                                            60                 45               15              33.3%
Foreclosed asset expenses                                   3                 24              (21)            -87.5%
FDIC insurance                                              8                  7                1              14.3%
Other                                                     324                330               (6)             -1.8%
                                                --------------   ----------------   --------------   --------------
TOTAL NONINTEREST EXPENSE                              $3,047             $2,846             $201               7.1%
                                                ==============   ================   ==============   ===============

Provision for Income Taxes

The provision for income taxes for the first quarter of 1998 increased to $795,000 from $580,000 for the same quarter of the prior year. These provisions represent effective tax rates of 40% and 36%, respectively. The effective rate has been increased for 1998 due to the reduced impact of tax exempt municipal securities on the larger net income.

FINANCIAL CONDITION

Loans

Average loans for the first quarter of 1998 increased $36.9 million or 19.6% to $225.1 million compared to $188.2 million for the same quarter of 1997 due to an improving economy and an overall increase in loan demand. However, loans outstanding at March 31, 1998 have decreased $11.6 million to $221.4 million from $233.0 million at December 31, 1997. The decrease in loans outstanding during the first quarter was due to pay-offs of certain construction loans as anticipated combined with delays in the scheduled funding of new construction loans due to inclement weather from the El Nino weather system. Additionally, the Bank continues to scrutinize the loan portfolio and has elected to discontinue financing of certain commercial clients due to quality concerns.

Real estate construction loans as a percentage of total loans outstanding were 4.4% at March 31, 1998 compared to 4.1% at March 31, 1997. The Bank maintains a limited portfolio of real estate constructions loans as the risks associated with real estate construction lending are generally considered to be higher than risks associated with other forms of lending. However, the Bank continues to fund real estate construction commitments on a limited basis with stringent underwriting criteria.

Other real estate loans consist of mini-perm loans and land acquisition loans which are primarily owner-occupied and are generally granted based on the rental or lease income stream generated by the property. Other real estate loans totaled $64.2 million at March 31, 1998, a decrease of $1.0 million or 1.5% from March 31, 1997.

The following table sets forth the amount of loans outstanding in each category and the percentage of total loans outstanding for each category as of the date indicated.

                                      March 31, 1998             December 31, 1997             March 31, 1997
                               ----------------------------  --------------------------   ------------------------
                                  Amount          Percent        Amount        Percent        Amount     Percent
                               --------------   ----------   --------------   ---------   ------------  ----------
                                                              (Dollars in thousands)
Commercial                          $129,630        58.6%      $135,140          58.0%       $106,488      53.5%
Real estate - construction             9,674         4.4%        12,929           5.5%          8,243       4.1%
Real estate - other                   64,172        29.0%        64,430          27.7%         65,154      32.7%
Installment and other                 17,899         8.1%        20,478           8.8%         19,285       9.7%
                               --------------   ----------   --------------   ----------  ------------  ----------
  TOTAL                             $221,375       100.0%      $232,977         100.0%       $199,170     100.0%
                               ==============   ==========   ==============   ==========  ============  ==========


Foreclosed Assets

Foreclosed assets totaled $554,000 at March 31, 1998, a decrease of $419,000 or 43.1% from March 31, 1997, and consists of a commercial leasehold interest in property owned by the Port of Oakland.

Non-Performing Assets

The following table provides information with respect to the Company's past due loans and components of non-performing assets at the dates indicated.

                                                                      March 31            Dec. 31           March 31
                                                                        1998                1997              1997
                                                                    --------------     ---------------    --------------
                                                                                  (Dollars in thousands)
Loans 90 days or more past due and still accruing                          $  182              $  496            $  341
Non-accrual loans                                                           3,238               3,465             2,945
Other assets held for sale                                                      -                  43               232
Foreclosed assets                                                             554                   -               973
                                                                    --------------     ---------------    --------------
  Total non-performing assets                                              $3,974              $4,004            $4,491
                                                                    ==============     ===============    ==============

Non-performing assets to period end loans,
  other assets held for sale plus foreclosed assets                          1.80%               1.72%             2.24%
                                                                    ==============     ===============    ==============

[TABLE]


At March 31, 1998, the recorded investment in loans considered to be impaired was $3,238,000 all of which were on a non-accrual basis. For the quarter ended March 31, 1998, the average recorded investment in impaired loans was $3,311,000 and no interest income was recognized on impaired loans. If interest income on those loans had been recognized, such income would have approximated $128,000.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that management of the Company considers to be adequate for losses that can be reasonably anticipated in relation to the risk of future losses inherent in the loan portfolio. The allowance is increased by charges to operating expenses and reduced by net charge-offs.

In assessing the adequacy of the allowance for loan losses, management relies on its ongoing review of the loan portfolio to identify potential problem loans in a timely manner, ascertains whether there are probable losses which must be charged off and assesses the aggregate risk characteristics of the portfolio. Factors which influence management's judgment include the impact of forecasted economic conditions, historical loan loss experience, the evaluation of risks which vary with the type of loan, creditworthiness of the borrower and the value of the underlying collateral. Management believes the allowance for loan losses was adequate at March 31, 1998.

The following table summarizes the changes in the allowance for loan losses for the periods indicated:

                                                             Three Months           Year           Three Months
                                                                Ended              Ended              Ended
                                                               3-31-98            12-31-97           3-31-97
                                                            -------------      --------------      -------------
                                                                            (Dollars in thousands)
Balance, at beginning of period                                   $4,351              $4,969             $4,969
Charge-offs:
  Commercial                                                         171                  16                 16
  Real estate - construction                                         150                 564                  -
  Real estate - other                                                 58                 650                  -
  Installment and other                                                -                  16                  3
                                                            -------------      --------------      -------------
    Total charge-offs                                                379               1,246                 19
Recoveries:
  Commercial                                                           6                  43                  4
  Real estate - construction                                           9                 139                 37
  Real estate - other                                                 15                 280                 21
  Installment and other                                               33                  66                  4
                                                            -------------      --------------      -------------
    Total recoveries                                                  63                 528                 66
                                                            -------------      --------------      -------------
Net charge-offs (recoveries)                                         316                 718                (47)
Provision charged to operations                                       38                 100                 25
                                                            -------------      --------------      -------------
Balance, at end of period                                         $4,073              $4,351             $5,041
                                                            =============      ==============      =============

Ratio of net charge-offs to average
  loans (annualized)                                                0.56%               0.34%             -0.10%
                                                            =============      ==============      =============

Allowance at period end to total loans
outstanding                                                         1.84%               1.87%              2.53%
                                                            =============      ==============      =============

Potential Problem Loans

At March 31, 1998 there were no loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed in the discussion above that (i) represented or resulted from trends or uncertainties which management anticipated would have a material impact on future operating results, liquidity, capital resources or (ii) represented material credits about which management was aware of information that would cause serious doubt as to the ability of the borrower to comply with the loan repayment terms.


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

The table below summarizes the book value and estimated market values of investment securities at the dates indicated.

                                        March 31, 1998     December 31, 1997
                                        -----------------  ------------------
                                         Book     Market    Book      Market
                                         Value    Value     Value     Value
                                        -------  --------  --------  --------
                                                 (Dollars in thousands)
SECURITIES HELD TO MATURITY:
  U.S. Treasury securities ..........   $ 5,964   $ 5,981   $ 5,949   $ 5,968
  U.S. government agencies and
    corporation .....................     4,001     4,010     8,004     8,036
  Municipal securities ..............    14,031    14,357        90        94
  Collateralized mortgage obligations        84        89    13,237    13,629
                                        -------   -------   -------   -------
    TOTAL ...........................   $24,080   $24,437   $27,280   $27,727
                                        =======   =======   =======   =======
SECURITIES AVAILABLE FOR SALE:
  U.S. Treasury securities ..........   $12,024   $12,214   $12,028   $12,227
  U.S. government agencies and
    corporation .....................    22,559    22,768    18,650    18,870
                                        -------   -------   -------   -------
    TOTAL ...........................   $34,583   $34,982   $30,678   $31,097
                                        =======   =======   =======   =======


Deposits

For the three months ended March 31, 1998 average deposits totaled $285.7 million, an increase of $35.6 million or 14.2% from $250.1 million for the same period in 1997. Management attributes the increase in deposits to an improving economic environment and an increase in loan demand. It is the Company's objective to become the primary bank for it's customers by servicing both the loans and deposit needs. Accordingly, a correlation is expected between the loan and the deposit volumes such that deposit volumes are expected to increase as the loan volume increases.

For the three months ended March 31, 1998, average demand deposits totaled $80.1 million, an increase of $7.4 million or 10.2% from the same period in 1997. Average demand deposits as a percentage of total deposits decreased to 28.1% for the first quarter of 1998 from 29.1% for the same period of the prior year. Average interest-bearing deposits increased $28.2 million or 15.9% for the three months ended March 31, 1998 from the same period in 1997. Average interest-bearing deposits comprised 71.9% of average total deposits for the three months ended March 31, 1998 and 70.9% of average total deposits for the three months ended March 31, 1997.

The table below sets forth information regarding the Bank's average deposits by amount and percentage of total deposits for the three months ended March 31, 1998 and 1997.

                                                                              Average Deposits
                                                     ---------------------------------------------------------------------
                                                                        Three Months Ended March 31,
                                                     ---------------------------------------------------------------------
                                                                   1998                                   1997
                                                     ------------------------------         ------------------------------
                                                        Amount          Percentage             Amount          Percentage
                                                     -------------      -----------         -------------      -----------
Demand accounts                                          $ 80,134           28.1%              $ 72,731           29.1%
Interest-bearing checking                                   5,506            1.9%                22,457            9.0%
Money market                                               96,400           33.7%                87,283           34.9%
Savings and time                                          103,619           36.3%                67,598           27.0%
                                                     -------------      -----------         -------------      -----------
     Total                                               $285,659          100.0%              $250,069          100.0%
                                                     =============      ===========         =============      ===========

Certificates of deposit over $100,000 are generally considered a higher cost and less stable form of funding than lower denomination deposits and may represent a greater risk of interest rate and volume volatility than small retail deposits. Time certificates of $100,000 or more at March 31, 1998 had the following schedule of maturities:


                                                       (In thousands)
                                                       ----------------
Three months or less                                           $39,527
After three months through six months                           29,927
After six months through twelve months                           5,476
After twelve months                                              3,809
                                                       ----------------
    Total                                                      $78,739
                                                       ================

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity management refers to the Bank's ability to acquire funds to meet loan demand, fund deposit withdrawals and to service other liabilities.

To augment liquidity, the Bank has informal federal funds borrowing arrangements with correspondent banks totaling $24.0 million and is a member of the Federal Home Loan Bank of San Francisco and through membership has the ability to pledge qualifying collateral for short term (up to six months) and long term (up to five years) borrowing. At March 31, 1998 the Bank had no outstanding borrowings against these arrangements. Additionally, at March 31, 1998, unpledged government securities that are available to secure additional borrowing in the form of reverse repurchase agreements totaled approximately $35.8 million. At March 31, 1998 the Bank had no reverse repurchase agreements.

The liquidity position of the Company improved during the first quarter of 1998 due to the decline in loans. Funds provided by maturing loans contributed $9.9 million of cash and cash equivalents. Additionally, the increase in deposits provided $1.9 million of cash and cash equivalents and net cash and cash equivalents of $1.8 million were provided by operating activities.

The liquidity position of the Company may be expressed as a ratio defined as (a) cash, Federal funds sold, other unpledged short term investments and marketable securities, including those maturing after one year, divided by (b) total assets less pledged securities. Using this definition at March 31, 1998, the Company had a liquidity ratio of 29.8% as compared to 25.6% at December 31, 1997. The increase in liquidity position reflects the increase in over-night Federal Funds sold. Federal Funds sold at March 31, 1998 were $25.1 million compared to $13.2 million at December 31, 1997.

Capital Resources

Total shareholders' equity increased to $39.8 million at March 31, 1998 from $38.7 million at December 31, 1997 reflecting retained income of $1,175,000 and the recognition of $200,000 of deferred tax benefits from tax carryforward items which arose prior to the date of the quasi-reorganization. These benefits were partially offset by the market adjustment of securities available for sale and the net reduction of $115,000 in common stock due to the repurchase of shares of common stock in the market.

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

At March 31, 1998 the Company's risk-based capital ratio was 15.73%. The following table presents the Company's risk-based capital and leverage ratios as of March 31, 1998 and December 31, 1997.

                                                                                                     Minimum Capital
                                                                                                   Requirements To Be
                                                                                              Considered Well Capitalized
                                                                        Minimum                  Under Prompt Corrective
                                               Actual            Capital Requirement                Action Provisions
                               ----------------------------   ----------------------------   -----------------------------
                                 Amount           Ratio         Amount           Ratio          Amount           Ratio
                               ------------    ------------   ------------   -------------   -------------    ------------
As of March 31, 1998:
  Total Capital
    (to Risk Weighted Assets)      $42,063         15.73%       $21,388           8.00%         $26,735           10.00%
  Tier 1 Capital
    (to Risk Weighted Assets)       38,712         14.48%        10,694           4.00%          16,041            6.00%
  Tier 1 Capital
    (to Average Assets)             38,712         11.86%        13,058           4.00%          16,323            5.00%

As of December 31, 1997:
  Total Capital
    (to Risk Weighted Assets)      $40,965         14.97%       $21,894           8.00%         $27,367           10.00%
  Tier 1 Capital
    (to Risk Weighted Assets)       37,533         13.71%        10,947           4.00%          16,420            6.00%
  Tier 1 Capital
    (to Average Assets)             37,533         12.01%        12,499           4.00%          15,624            5.00%

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



                                      CIVIC BANCORP
                                      -------------
                                      (Registrant)



Date: May 7, 1998                   By:  /s/ Herbert C. Foster
                                       -------------------------------------
                                       Herbert C. Foster
                                       President
                                       Chief Executive Officer


                                    By:  /s/ Gerald J. Brown
                                       -------------------------------------
                                       Gerald J. Brown
                                       Chief Financial Officer
                                       Principal Accounting Officer