Form 10-Q
period 1998-06-30
CIVIC BANCORP
filed 1998-08-12
CIK 747205

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1998
                                               -------------

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
                                                        68-0022322


The number of shares of common stock outstanding as of the close of business on July 1, 1998.

          Class                             Number of Shares Outstanding
          -----                             ----------------------------
        Common Stock                                4,575,944

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

PART I.    Item 1.  Financial Statements

                    Consolidated Balance Sheets -
                    June 30, 1998, June 30, 1997
                    and December 31, 1997                                  3

                    Consolidated Statements of Operations -
                    Three Months Ended June 30, 1998 and
                    June 30, 1997 and Six Months Ended
                    June 30, 1998 and June 30, 1997                        4

                    Consolidated Statements of Cash Flows -
                    Six Months Ended June 30, 1998 and
                    June 30, 1997                                          5

                    Consolidated Statements of Comprehensive
                    Income - Six Months Ended June 30, 1998
                    and June 30, 1997                                      6

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                             7

           Item 3.  Quantitative and Qualitative Disclosures About
                    Market Risk                                           17

PART II.            Other Information                                     18

SIGNATURES                                                                19


Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         CIVIC BANCORP AND SUBSIDIARY
                         ----------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

(In thousands except shares)
                                                     June 30      June 30      December 31
                                                      1998          1997         1997
                                                     --------     --------     --------
ASSETS
------
Cash and due from banks ........................     $ 22,600     $ 18,694     $ 16,503
Federal funds sold .............................       45,075         --         13,230
                                                     --------     --------     --------
   Total cash and cash equivalents .............       67,675       18,694       29,733
Securities available for sale ..................       30,922       30,998       31,097
Securities held to maturity
  (market value of $28,423, $34,291
   and $27,727, respectively) ..................       28,051       34,119       27,280
Other securities ...............................        2,145        1,901        1,990
Loans:
  Commercial ...................................      129,502      114,293      135,140
  Real estate-construction .....................        9,609       12,495       12,929
  Real estate-other ............................       61,140       65,497       64,430
  Installment and other ........................       16,869       21,991       20,478
                                                     --------     --------     --------
  Total loans ..................................      217,120      214,276      232,977
Less allowance for loan losses .................        4,337        4,791        4,351
                                                     --------     --------     --------
  Loans - net ..................................      212,783      209,485      228,626
Interest receivable and other assets ...........        5,407        5,162        5,216
Leasehold improvements and equipment - net .....        1,314        1,377        1,435
Foreclosed assets ..............................        1,182           60         --
Other assets held for sale .....................         --            205           43
                                                     --------     --------     --------
TOTAL ASSETS ...................................     $349,479     $302,001     $325,420
                                                     ========     ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
LIABILITIES
Deposits:
  Noninterest-bearing ..........................     $ 90,567     $ 76,916     $ 89,823
  Interest-bearing:
    Checking ...................................        7,783        8,914        6,950
    Money market ...............................      105,945       92,936       95,770
    Time and savings ...........................      101,464       82,382       90,607
                                                     --------     --------     --------
  Total deposits ...............................      305,759      261,148      283,150
Federal funds purchased ........................         --          2,300         --
Accrued interest payable and other liabilities .        3,592        2,816        3,583
                                                     --------     --------     --------
Total liabilities ..............................      309,351      266,264      286,733

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock no par value; authorized,
   10,000,000 shares; none issued or outstanding
Common stock no par value; authorized,
   10,000,000 shares; issued and outstanding,
   4,575,944, 4,604,345 and 4,619,768 shares ...       34,156       31,220       35,149
Retained earnings, (subsequent to July 1, 1996
  date of quasi-reorganization, total deficit
  eliminated $5.5 million) .....................        5,737        4,415        3,287
Accumulated other comprehensive income - net ...          235          102          251
                                                     --------     --------     --------
Total shareholders' equity .....................       40,128       35,737       38,687
                                                     --------     --------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....     $349,479     $302,001     $325,420
                                                     ========     ========     ========

                         CIVIC BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
              (In thousands except shares and per share amounts)

                                                Three Months Ended June 30,  Six Months Ended June 30,
                                                --------------------------  --------------------------
                                                   1998         1997         1998          1997
                                                ----------   ----------   ----------   --------------
INTEREST INCOME:
Loans ........................................   $    5,782   $    5,287   $   11,409   $    9,994
Securities available for sale, securities held
  to maturity and other securities ...........          737          922        1,446        1,916
Tax exempt securities ........................          168          141          328          279
Federal funds sold ...........................          400           52          737          132
                                                 ----------   ----------   ----------   ----------
Total interest income ........................        7,087        6,402       13,920       12,321

INTEREST EXPENSE:
Deposits .....................................        2,037        1,760        4,052        3,394
Other borrowings .............................         --             31         --             32
                                                 ----------   ----------   ----------   ----------
Total interest expense .......................        2,037        1,791        4,052        3,426
                                                 ----------   ----------   ----------   ----------
NET INTEREST INCOME ..........................        5,050        4,611        9,868        8,895
Provision for loan losses ....................           37           25           75           50
                                                 ----------   ----------   ----------   ----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES ..................        5,013        4,586        9,793        8,845
                                                 ----------   ----------   ----------   ----------

NONINTEREST INCOME:
Customer service fees ........................          209          171          418          359
Other ........................................           24           53           52           82
                                                 ----------   ----------   ----------   ----------
Total noninterest income .....................          233          224          470          441

NONINTEREST EXPENSE:
Salaries and employee benefits ...............        1,862        1,751        3,704        3,402
Occupancy ....................................          266          251          537          491
Equipment ....................................          216          235          428          454
Data processing services .....................           92           85          181          163
Telephone and postage ........................           88           65          154          144
Legal fees ...................................           59           74          114          143
Goodwill and core deposit amortization .......           49           58           97          115
Marketing ....................................           68           54          137          101
Consulting fees ..............................           60           45          120           90
Foreclosed asset expense .....................            3           39            6           63
FDIC insurance ...............................            9            8           17           15
Other ........................................          319          340          643          670
                                                 ----------   ----------   ----------   ----------
Total other expenses .........................        3,091        3,005        6,138        5,851
                                                 ----------   ----------   ----------   ----------

INCOME BEFORE INCOME TAXES ...................        2,155        1,805        4,125        3,435
Income tax expense ...........................          880          680        1,675        1,260
                                                 ----------   ----------   ----------   ----------
NET INCOME ...................................   $    1,275   $    1,125   $    2,450   $    2,175
                                                 ==========   ==========   ==========   ==========

BASIC EARNINGS PER COMMON SHARE ..............   $     0.28   $     0.24   $     0.53   $     0.47
                                                 ==========   ==========   ==========   ==========
DILUTED EARNINGS PER COMMON SHARE ............   $     0.26   $     0.23   $     0.50   $     0.45
                                                 ==========   ==========   ==========   ==========

Weighted average shares outstanding used to
   compute basic earnings per common share ...    4,611,036    4,608,365    4,617,009    4,621,176
Dilutive effects of stock options ............      257,597      178,695      262,585      178,486
                                                 ----------   ----------   ----------   ----------
Weighted average shares outstanding used to
   compute diluted earnings per common share .    4,868,633    4,787,060    4,879,594    4,799,662
                                                 ==========   ==========   ==========   ==========

                         CIVIC BANCORP AND SUBSIDIARY
                         ----------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (In thousands)

                                                                          Six Months Ended June 30,
                                                                          -------------------------
                                                                               1998        1997
                                                                          -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ............................................................   $  2,450    $  2,175
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Provision for loan losses ...........................................         75          50
    Depreciation and amortization .......................................        495         564
    Write-down of foreclosed assets .....................................       --           (12)
    (Decrease) increase in deferred loan fees ...........................        (69)         80
  Change in assets and liabilities:
    Decrease (increase) in interest receivable and other assets .........        163        (254)
    (Decrease) increase in accrued interest payable and other liabilities        (99)      1,273
                                                                            --------    --------
Net cash provided by operating activities ...............................      3,015       3,876

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ..................................................       (136)       (227)
  Paydown on assets held for sale .......................................         43          70
  Proceeds from sales of foreclosed assets ..............................      1,233         950
  Net decrease (increase) in loans ......................................     13,448     (31,266)
  Expenditures on foreclosed assets .....................................        (26)       --
  Activities in securities held to maturity:
    Proceeds from maturing securities ...................................      8,011       8,019
    Purchases of securities .............................................     (8,931)       (957)
  Activities in securities available for sale:
    Purchases of securities .............................................       --        (4,382)
                                                                            --------    --------
Net cash provided by (used in) investing activities .....................     13,642     (27,793)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options .................................        255          82
Purchase of common stock ................................................     (1,579)       (701)
Federal funds purchased .................................................       --         2,300
Net increase (decrease) in deposits .....................................     22,609      (5,299)
                                                                            --------    --------
Net cash provided by (used in) financing activities .....................     21,285      (3,618)
                                                                            --------    --------

Net increase (decrease) in cash and cash equivalents ....................     37,942     (27,535)

Cash and cash equivalents at beginning of period ........................     29,733      46,229
                                                                            --------    --------
Cash and cash equivalents at end of period ..............................   $ 67,675    $ 18,694
                                                                            ========    ========

Cash paid during year for:
  Interest ..............................................................   $  3,761    $  3,350
                                                                            ========    ========
  Income taxes ..........................................................   $    900    $    862
                                                                            ========    ========

Supplemental schedule of non-cash investing activity:
  Loans transferred to foreclosed assets ................................   $  2,339    $     75
                                                                            ========    ========

                         CIVIC BANCORP AND SUBSIDIARY
                         ----------------------------
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                -----------------------------------------------

(In thousands except shares and per share amounts)
                                                      Three Months          Six Months
                                                     Ended June 30,        Ended June 30,
                                                   ------------------    ------------------
                                                    1998       1997        1998      1997
                                                   -------    -------    -------    -------
Net Income .....................................   $ 1,275    $ 1,125    $ 2,450    $ 2,175

Other Comprehensive Income:
Unrealized loss on securities available for sale        (7)       289        (27)      (108)
Income tax expense related to unrealized loss
     on securities available for sale ..........         2       (116)        11         42
                                                   -------    -------    -------    -------
Other Comprehensive Income .....................        (5)       173        (16)       (66)
                                                   -------    -------    -------    -------
COMPREHENSIVE INCOME ...........................   $ 1,270    $ 1,298    $ 2,434    $ 2,109
                                                   -------    -------    -------    -------


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

2. NEW PRONOUNCEMENTS

   On January 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." This statement establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. It does not require a specific format for the statements, but requires the Company to display an amount representing total comprehensive income for the period in the financial statements.

   In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about operating segments in annual reports and in interim financial reports issued to shareholders. The statement is effective for fiscal years beginning after December 15, 1997. The Company has adopted SFAS No. 131 but does not have multiple industry segments as defined in SFAS No. 131.

   In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Post Retirement Benefits." SFAS No. 132 changes disclosure only on applicable defined benefit pension or post retirement plans. The statement is effective for fiscal years beginning after December 15, 1997. At this time, the Company does not have a defined benefit pension or post retirement plan.

   In June 1998, the FASB issued Statement of Financial Accounting Standards
   (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The Company expects to adopt this statement January 1, 2000. The Company will begin evaluating the impact of its adoption on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the six months ended June 30, 1998, the Company reported net income of $2,450,000, or $.50 earnings per diluted share compared to a net income of $2,175,000 or $.45 earnings per diluted share for the same period of the prior year. The annualized return on average assets was 1.48% for the six months ended June 30, 1998 compared to 1.49% for the same period of the prior year. The annualized return on average shareholders' equity for the six months ended June 30, 1998 and 1997 was 12.30% and 12.53%, respectively.

RESULTS OF OPERATIONS

Net interest income for the six months ended June 30, 1998 was $9.9 million, increasing $1.0 million or 10.9% from net interest income of $8.9 million for the same period in 1997. The increase in net interest income was primarily due to an increase in the volume of average earning assets the benefits of which were partially offset by an increase in the volume of interest bearing liabilities.

Total interest income for the first six months of 1998 equaled $13.9 million, an increase of $1.6 million from interest income earned for the same period in 1997. The increase in total interest income is primarily attributed to the increase in volume of earning assets. Total average earning assets increased $37.1 million or 13.6% to $309.5 million for the first six months of 1998 compared to $272.4 million for the same period in 1997.

Total interest expense for the first six months of 1998 was $4.1 million an increase of $.6 million or 18.3% from the $3.4 million for the first six months of 1997. The increase in interest expense was due to increases in both the average volume and the average rate paid on interest bearing liabilities. Average interest bearing liabilities were $206.5 million for the first six months of 1998 as compared to $183.2 million for the same period of the prior year, an increase of $23.3 million or 12.7%. The average rate paid on these liabilities increased 19 basis points to 3.96% for the first six months of 1998 from 3.77% for the same period of 1997. The increase in the average rate is attributed to a higher interest rate environment for deposits and a shift in the mix of interest bearing liabilities to savings and time deposits. Savings and time deposits as a percentage of total interest bearing liabilities increased to 49.6% from 40.0% for the first half of 1998 and 1997, respectively.

Net Interest Margin

Net interest margin declined 18 basis points to 6.54% for the six months ended June 30, 1997 from 6.72% for the same period of the prior year. The decrease in the margin is attributed to the decline in average rate earned on earning assets of 5 basis points and the increase in the average rate paid on interest bearing deposits of 19 basis points. The decline in the yield on earning assets was due to a shift in the mix of earning assets to sales of Federal funds. Federal funds as a percentage of total earning assets increased to 8.8% for the first half of 1998 compared to 1.8% for the same period of the prior year. The increase in the average rate paid on interest bearing deposits reflects a higher interest rate environment for deposits and a shift in the mix of interest bearing liabilities toward savings and time deposits which have higher interest rates.

The following table presents an analysis of the components of net income for the first six months ended June 30, 1998 and 1997.


                                                                       Six months ended June 30,
                                             ----------------------------------------------------------------------------
                                                              1998                                   1997
                                             ---------------------------------------- -----------------------------------
dollars in thousands                                         Interest         Rates               Interest        Rates
                                              Average        Income\         Earned\  Average      Income\       Earned\
                                              Balance        Expense/2/       Paid    Balance     Expense/2/      Paid
                                             ---------     -----------     ---------- -------    -----------     -------
ASSETS
Securities available for sale ............   $  31,566     $     988           6.31%$  30,866    $     983         6.43%
Securities held to maturity:
  U.S. Treasury securities ...............       5,963           177           5.98%    7,227          214         5.97%
  U.S. Government agencies ...............       5,976           220           7.41%   17,982          665         7.45%
  Municipal securities (1)................      13,698           497           7.31%   11,984          436         7.36%
Other securities .........................       2,076            61           5.94%    1,820           54         5.98%
Federal funds sold and securities
  purchased under agreements to resell ...      27,177           737           5.47%    4,883          132         5.45%
Loans:
  Commercial .............................     130,544         6,741          10.41%  103,521        5,370        10.46%
  Real estate-construction ...............      10,833           550          10.24%    8,985          462        10.38%
  Real estate-other ......................      63,415         3,219          10.24%   64,940        3,177         9.87%
  Installment and other ..................      18,275           899           9.93%   20,151          985         9.85%
                                             ---------     ---------      --------- ---------      -------      -------
  Total Loans ............................     223,067        11,409          10.31%  197,597        9,994        10.20%
                                             ---------     ---------      --------- ---------      -------      -------
    Total Earning Assets .................     309,523        14,089           9.18%  272,359       12,478         9.23%
Cash and due from banks ..................      19,326                                 17,407
Leasehold improvements and equipment - net       1,364                                  1,444
Interest receivable and other assets .....       4,992                                  4,837
Foreclosed assets ........................         578                                    913
Assets held for sale .....................        --                                      240
Less allowance for loan loss .............      (4,237)                                (5,008)
                                             ---------                              ---------
TOTAL ASSETS .............................   $ 331,546                              $ 292,192
                                             =========                              =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Interest bearing:
    Checking .............................   $  26,996           127           0.95%$  19,324          117         1.22%
    Money market .........................      77,033         1,296           3.39%   89,556        1,436         3.23%
    Time and savings .....................     102,504         2,629           5.17%   73,256        1,841         5.07%
    Other borrowed funds .................        --            --             0.00%    1,101           32         5.82%
                                             ---------     ---------      --------- ---------      -------      -------
Total interest bearing liabilities .......     206,533         4,052           3.96%  183,237        3,426         3.77%
Demand deposits ..........................      80,965                                 71,720
Other liabilities ........................       4,219                                  2,528
Shareholders' equity .....................      39,829                                 34,707
                                             ---------                              ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 331,546                              $ 292,192
                                             =========                              =========

Net Interest Income ......................                $  10,037                              $   9,052
                                                          =========                              =========

Net Interest Margin ......................                                     6.54%                               6.72%
                                                                            =======                             =======

Tax Equivalent Adjustment (1).............                $     169                              $     157
                                                          =========                              =========

--------------------------------------------------------------------------------
(1) Tax-exempt interest income on municipal securities is computed using a Federal income tax rate of 34%. Interest on municipal securities was $328,000 and $279,000 for June 30, 1998 and 1997, respectively. (2) Non-performing loans have been included in the average loan balances. Interest income is included on non-accrual loans only to the extent cash payments have been received. (3) Interest income includes loan fees on commercial loans of $252,000 and $209,000 for June 30, 1998 and 1997, respectively; fees on real estate loans of $197,000 and $194,000 for June 30, 1998 and 1997, respectively; and fees on installment and other loans of $16,000 and $17,000 for June 30, 1998 and 1997, respectively.

The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the six month periods ended June 30, 1998 and 1997.


               Analysis of Changes in Interest Income and Expense
                      Increase (Decrease) Due to Changes in
in thousands
                                             Volume/1/     Rate/2/       Total
                                             --------      -------      -------
Increase (decrease) in interest income:
Securities available for sale ..........     $    23      $   (18)     $     5
Securities held to maturity:
  U.S. Treasury securities .............         (37)        --            (37)
  U.S. Government agencies .............        (444)          (1)        (445)
  Municipal securities .................          64           (3)          61
Other securities .......................           7         --              7
Federal funds sold .....................         603            2          605
Loans:
  Commercial ...........................       1,401          (30)       1,371
  Real estate-construction .............          95           (7)          88
  Real estate-other ....................         (75)         117           42
  Installment and other ................         (92)           6          (86)
                                             -------      -------      -------
 Total Loans ...........................       1,329           86        1,415
                                             -------      -------      -------
Total increase .........................     $ 1,545      $    66      $ 1,611
                                             -------      -------      -------

(Increase) decrease in interest expense:
Deposits:
  Interest bearing checking ............     $   (46)     $    36      $   (10)
  Money market .........................         201          (61)         140
  Savings and time .....................        (736)         (52)        (788)
Other borrowed funds ...................          32         --             32
                                             -------      -------      -------
Total increase .........................     $  (549)     $   (77)     $  (626)
                                             -------      -------      -------

Total change in net interest income ....     $   996      $   (11)     $   985
                                             =======      =======      =======

(1) Changes not solely attributed rate or volume have been allocated to volume.
(2) Loan fees are reflected in rate volumes.

Provision for Income Taxes

The provision for loan losses for the six months ended June 30, 1998 was $75,000 as compared to $50,000 for the six months ended June 30, 1997. The increase in the provision was based on the growth in the loan portfolio. See Allowance for Loan Losses for further discussion.

Non-Interest Income

Non-interest income for the six months ended June 30, 1998 was $470,000, an increase of $29,000 or 6.6% from the six months ended June 30, 1997. Customer service fees, the largest component of non-interest income, have increased $59,000 or $16.4% to $418,000 from $359,000 due to the increase in deposit volume.

Non-Interest Expense

Non-interest expense totaled $6.1 million and $5.9 million for the six months period ended June 30, 1998 and 1997, respectively. Salaries and employee benefits for the six months ended June 30, 1998 increased $302,000 or 8.9% from the same period in 1997. The increase in salaries and employee benefits is related to increases in the management incentive accrual and in the contribution percentages of the 401K and profit sharing benefits. Full time equivalent personnel numbered 108 on June 30, 1998 compared to 107 on June 30, 1997. Occupancy expenses increased due to normal rent escalations and the addition of the Palo Alto office in June 1997.

Foreclosed asset expenses have decreased as foreclosed properties have been sold. Increased data processing expenses are related to increased loan and deposit activity combined with general cost escalation. Legal expenses have increased due to increased legal activity to recover prior period loan charge-offs. Included in consulting fees are third party professional fees related to compliance auditing services which increased during the first six months of 1998 relative to 1997 as more auditing projects were performed. Marketing expenses include the cost of an advertising campaign to promote the bank in new markets in 1998.

The following table summarizes the significant components of noninterest expense for the dates indicated.


                                                 Noninterest Expense
                                           June 30    June 30    Dollar        %
(Dollars in thousands)                      1998       1997      Change     Change
                                           ------     ------     ------      ----
Salaries and related benefits ........     $3,704     $3,402     $  302         8.9%
Occupancy ............................        537        491         46         9.4%
Equipment ............................        428        454        (26)       (5.7)%
Data processing services .............        181        163         18        11.0%
Telephone and postage ................        154        144         10         6.9%
Legal fees ...........................        114        143        (29)      (20.3)%
Goodwill and core deposit amortization         97        115        (18)      (15.7)%
Marketing ............................        137        101         36        35.6%
Consulting fees ......................        120         90         30        33.3%
Foreclosed asset expenses ............          6         63        (57)      (90.5)%
FDIC insurance .......................         17         15          2        13.3%
Other ................................        643        670        (27)       (4.0)%
                                           ------     ------     ------     -------
TOTAL NONINTEREST EXPENSE ............     $6,138     $5,851     $  287         4.9%
                                           ======     ======     ======     =======

Provision for Income Taxes

The provision for income taxes for the first half of 1998 increased to $1,675,000 from $1,260,000 for the same period of the prior year. These provisions represent effective tax rates of 41% and 37%, respectively. The effective rate has been increased for 1998 due to the reduced impact of tax exempt municipal securities on the larger net income.

FINANCIAL CONDITION

Loans

Total loans have decreased $15.9 million or 6.8% at June 30, 1998 from December 31, 1997 by reason of several factors. The Bank has elected to discontinue funding certain loans due to underwriting concerns and the risk exposure of the customer in the event of an economic downturn. Additionally, several of the Bank's notable clients were acquisition targets during the first half of 1998 and their borrowings were repaid after the acquisition was consummated. The real estate construction loan category has been impacted as existing construction loans were paid off as anticipated; however, advances on new projects were delayed due to an extended rainy season. Moreover, the strong regional economy has generated significant corporate liquidity among many of the Bank's customers and has reduced the demand for commercial loans.

Real estate construction loans as a percentage of total loans outstanding were 4.4% at June 30, 1998 compared to 5.8% at June 30, 1997. The Bank maintains a limited portfolio of real estate construction loans as the risks associated with real estate construction lending are generally considered to be higher than risks associated with other forms of lending. However, the Bank continues to fund real estate construction commitments on a limited basis with more stringent underwriting criteria.

Other real estate loans consist of mini-perm loans and land acquisition loans which are primarily owner-occupied and are generally granted based on the rental or lease income stream generated by the property. Other real estate loans totaled $61.1 million at June 30, 1998, a decrease of $4.4 million or 6.7% from June 30, 1997.

The following table sets forth the amount of loans outstanding in each category and the percentage of total loans outstanding for each category at the dates indicated.


                                      June 30                Dec. 31                   June 30
                               ---------------------   --------------------    ----------------------
                                       1998                    1997                     1997
                               ---------------------   --------------------    ----------------------
                                Amount      Percent     Amount      Percent     Amount       Percent
                               ---------    --------   --------    --------    --------     ---------
                                                        (Dollars in thousands)
in thousands
Commercial ...............     $129,502        59.6%   $135,140        58.0%   $114,293        53.3%
Real estate - construction        9,609         4.4%     12,929         5.5%     12,495         5.8%
Real estate - other ......       61,140        28.2%     64,430        27.7%     65,497        30.6%
Installment and other ....       16,869         7.8%     20,478         8.8%     21,991        10.3%
                               --------     -------    --------     -------    --------     -------
  TOTAL ..................     $217,120       100.0%   $232,977       100.0%   $214,276       100.0%
                               ========     =======    ========     =======    ========     =======

Foreclosed Assets

Foreclosed assets totaled $1.2 million at June 30, 1998 and consists primarily of a 5.6 acre of real property incorporating six sub-divided parcels. Two of the parcels have commercial buildings which are 80% leased. The remaining four lots are undeveloped although onsite improvements have been completed and the lots are buildable.

Non-Performing Assets

The following table provides information with respect to the Company's past due loans and components of non-performing assets at the dates indicated.

                                                       June 30      Dec. 31     June 30
                                                         1998        1997        1997
                                                       --------    --------    --------
                                                            (Dollars in thousands)
Loans 90 days or more past due and still accruing .     $  548      $  496      $  467
Non-accrual loans .................................      1,710       3,465       4,378
Other assets held for sale ........................       --            43         205
Foreclosed assets .................................      1,182        --            60
                                                        ------      ------      ------
  Total non-performing assets .....................     $3,440      $4,004      $5,110
                                                        ======      ======      ======
Non-performing assets to period end loans,
  other assets held for sale plus foreclosed assets       1.58%       1.72%       2.38%
                                                        ======      ======      ======

At June 30, 1998, the recorded investment in loans considered to be impaired was $1.7 million all of which were on a non-accrual basis. Included in this amount was $37,500 of impaired loans with an associated allowance of $5,000 and $1,675,000 of impaired loans which approximate the fair value of the supporting collateral and accordingly do not have an associated allowance for loan loss. For the six months ended June 30, 1998, the average recorded investment in impaired loans was $3.0 million and no interest income was recognized on impaired loans. If interest income on those loans had been recognized, such income would have approximated $113,000.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that management of the Company considers to be adequate for losses that can be reasonably anticipated in relation to the risk of future losses inherent in the loan portfolio. The allowance is increased by charges to operating expenses and reduced by net charge-offs.

In assessing the adequacy of the allowance for loan losses, management relies on its ongoing review of the loan portfolio to identify potential problem loans in a timely manner, ascertains whether there are probable losses which must be charged off and assesses the aggregate risk characteristics of the portfolio. Factors which influence management's judgment include the impact of forecasted economic conditions, historical loan loss experience, the evaluation of risks which vary with the type of loan, creditworthiness of the borrower and the value of the underlying collateral. Management believes the allowance for loan losses was adequate at June 30, 1998.

The following table summarizes the changes in the allowance for loan losses for the periods indicated:

                                                          Six Months      Year        Six Months
                                                            Ended         Ended         Ended
(Dollars in thousands)                                     6-30-98       12-31-97      6-30-97
                                                           --------      --------      --------
Balance, at beginning of period ......................     $  4,351      $  4,969      $  4,969
Charge-offs:
  Commercial .........................................          171            16            16
  Real estate - construction .........................          150           564           300
  Real estate - other ................................          207           650          --
  Installment and other ..............................         --              16            16
                                                           --------      --------      --------
    Total charge-offs ................................          528         1,246           332
Recoveries:
  Commercial .........................................           10            43             9
  Real estate - construction .........................           16           139            37
  Real estate - other ................................          372           280            48
  Installment and other ..............................           41            66            10
                                                           --------      --------      --------
    Total recoveries .................................          439           528           104
                                                           --------      --------      --------
Net charge-offs ......................................           89           718           228
Provision charged to operations ......................           75           100            50
                                                           --------      --------      --------
Balance, at end of period ............................     $  4,337      $  4,351      $  4,791
                                                           ========      ========      ========
Ratio of net charge-offs to average loans (annualized)         0.08%         0.34%         0.23%
                                                           ========      ========      ========
Allowance at period end to total loans outstanding ...         2.00%         1.87%         2.24%
                                                           ========      ========      ========

Potential Problem Loans

At June 30, 1998 there were no loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed in the discussion above that (i) represented or resulted from trends or uncertainties which management anticipated would have a material impact on future operating results, liquidity, capital resources or (ii) represented material credits about which management was aware of information that would cause serious doubt as to the ability of the borrower to comply with the loan repayment terms.

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

The table below summarizes the book value and estimated market values of investment securities at the dates indicated.


                                                             June 30,
                                          -------------------------------------------
                                                  1998                    1997
                                          --------------------    -------------------
                                           Book        Market       Book       Market
   (Dollars in thousands)                  Value       Value       Value       Value
                                          -------     -------     -------     -------
SECURITIES HELD TO MATURITY:
  U.S. Treasury securities ..........     $ 5,979     $ 5,993     $16,017     $16,154
  U.S. government agencies and
    corporation .....................       7,974       7,999       5,920       5,922
  Municipal securities ..............      14,019      14,348      12,073      12,102
  Collateralized mortgage obligations          79          83         109         113
                                          -------     -------     -------     -------
    TOTAL ...........................     $28,051     $28,423     $34,119     $34,291
                                          =======     =======     =======     =======
SECURITIES AVAILABLE FOR SALE:
  U.S. Treasury securities ..........     $12,021     $12,196     $12,035     $12,146
  U.S. government agencies and
    corporation .....................      18,509      18,726      18,793      18,852
                                          -------     -------     -------     -------
    TOTAL ...........................     $30,530     $30,922     $30,828     $30,998
                                          =======     =======     =======     =======

Deposits

The Company emphasizes developing total client relationships with its customers in order to increase its core deposit base. Total deposits increased $23 million or 8% to $306 million as of June 30, 1998 from $283 million as of December 31, 1997. Management believes the strong regional economy has generated significant corporate liquidity among many of the Bank's customers culminating in increased deposit levels at June 30, 1998.

For the six months ended June 30, 1998, average deposits totaled $287.5 million, an increase of $33.6 million or 13.3% from $253.9 million for the same period in 1997. The table below sets forth information regarding the Bank's average deposits by amount and percentage of total deposits for the first six months of 1998 and 1997.

The table below sets forth information regarding the Bank's average deposits by amount and percentage of total deposits for the six months ended June 30, 1998 and 1997.


                                                   Average Deposits
                                --------------------------------------------------
                                               Six Months Ended June 30,
                                --------------------------------------------------
                                        1998                         1997
                                ----------------------      ----------------------
in thousands                     Amount     Percentage       Amount     Percentage
                                --------    ----------      --------    ----------
Demand accounts .........       $ 80,965          28.1%     $ 71,720          28.2%
Interest-bearing checking         26,996           9.4%       19,324           7.6%
Money market ............         77,033          26.8%       89,556          35.3%
Savings and time ........        102,504          35.7%       73,256          28.9%
                                --------    ----------      --------    ----------
     Total ..............       $287,498         100.0%     $253,856         100.0%
                                ========    ==========      ========    ==========

Certificates of deposit over $100,000 are generally considered a higher cost and less stable form of funding than lower denomination deposits and may represent a greater risk of interest rate and volume volatility than small retail deposits. Time certificates of $100,000 or more at June 30, 1998 had the following schedule of maturities:


                                                                      (In thousands)
                                                                         -------
Three months or less ......................................              $34,440
After three months through six months .....................               30,923
After six months through twelve months ....................                2,225
After twelve months .......................................                7,363
                                                                         -------
    Total .................................................              $74,951
                                                                         =======

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity management refers to the Bank's ability to acquire funds to meet loan demand, to fund deposit withdrawals and to service other liabilities.

To augment liquidity, the Bank has informal federal funds borrowing arrangements with correspondent banks totaling $35.0 million. The Bank is a member of the Federal Home Loan Bank of San Francisco and through membership has the ability to pledge qualifying collateral for short term (up to six months) and long term (up to five years) borrowing. At June 30, 1998 the Bank had no outstanding borrowings against these arrangements. Additionally, at June 30, 1998, unpledged government securities that are available to secure additional borrowing in the form of reverse repurchase agreements totaled approximately $35.7 million. At June 30, 1998 the Bank had no reverse repurchase agreements.

The liquidity position of the Company increased during the first half of 1998 from December 31, 1997 as cash and cash equivalents of $3.0 million, $13.6 million and $21.3 million were provided by operating, investing and financing activities, respectively.

The liquidity position of the Company may be expressed as a ratio defined as (a) cash, Federal funds sold, other unpledged short term investments and marketable securities, including those maturing after one year, divided by (b) total assets less pledged securities. Using this definition at June 30, 1998, the Company had a liquidity ratio of 35.1% as compared to 25.6% at December 31, 1997. The increase in liquidity position reflects the increase in over-night Federal Funds sold. Federal Funds sold at June 30, 1998 were $45 million as compared to $13 million at December 31, 1997.

Capital Resources

Total shareholders' equity increased to $40.1 million at June 30, 1998 from $38.7 million at December 31, 1997 reflecting retained income of $2,450,000 for the first half of 1998 and $331,000 of deferred income tax benefits from tax carryforward items which arose prior to the date of the quasi-reorganization. These benefits were partially offset by a net reduction of $1.3 million in common stock due to stock repurchases and changes in the market adjustment of securities available for sale.

Since the fourth quarter of 1996, the Board of Directors of the Company has authorized the repurchase of up to 472,500 shares of common stock from time to time, subject to appropriate regulatory and other accounting requirements. Purchases have been made to the open market with the intention to lessen the dilutive impact of stock options and to maximize shareholder value. Pursuant to this program, 140,000 shares have been purchased in the first six months of 1998, and 100,000 and 79,100 shares were purchased in 1996 and 1997, respectively.

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

At June 30, 1998 the Company's total risk-based capital ratio was 16.20%. The following table presents the Company's risk-based capital and leverage ratios as of June 30, 1998 and December 31, 1997.


                                                                                  Minimum Capital
                                                                                 Requirements To Be
                                                                            Considered Well Capitalized
                                                               Minimum        Under Prompt Corrective
                                          Actual         Capital Requirements    Action Provisions
                                 ----------------------- -------------------   ---------------------
                                  Amount         Ratio    Amount      Ratio    Amount         Ratio
                                 --------       -------  --------    -------   -------       -------
As of June 30, 1998:
  Total Capital
    (to Risk Weighted Assets)     $42,347        16.20%  $20,917        8.00%  $26,147        10.00%
  Tier 1 Capital
    (to Risk Weighted Assets)      39,065        14.94%   10,459        4.00%   15,688         6.00%
  Tier 1 Capital
    (to Average Assets) .....      39,065        11.78%   13,267        4.00%   16,584         5.00%

As of December 31, 1997:
  Total Capital
    (to Risk Weighted Assets)     $40,965        14.97%  $21,894        8.00%  $27,367        10.00%
  Tier 1 Capital
    (to Risk Weighted Assets)      37,533        13.71%   10,947        4.00%   16,420         6.00%
  Tier 1 Capital
    (to Average Assets) .....      37,533        12.01%   12,499        4.00%   15,624         5.00%


Year 2000

The Company has conducted a comprehensive review of its computer systems which could be affected by the Year 2000 issue and has developed an action Plan to address the issue. The Company relies upon third-party software vendors for substantially all of its applications, and accordingly, the focus of the Company is to monitor the progress of its primary software providers toward compliance with the Year 2000 issues and to test actual data of the Company in simulated processing of future sensitive dates. To date, certifications have been received from the Company's primary vendors detailing the Year 2000 compliance of their applications. Testing and validation of Year 2000 compliance of mission critical applications is currently underway with completion anticipated by the end of 1998.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The Company's primary market risk is interest rate risk. Interest rate risk occurs as a result of interest sensitive assets and liabilities not repricing at the same time or by the same amount and is quantified by estimating the potential gain or loss in the market value of assets and net interest income that can result from changes in interest rates. The Company's exposure to interest rate risk is monitored monthly by the Risk Management Committee which includes members of the Board of Directors and Senior Management. The Company attempts to manage its exposure to changes in interest rates; however, due to its size and the direct competition from major banks, the Company must offer products which are competitive in the market place, even if less than optimum with respect to interest rate exposure.

The Company's balance sheet position at June 30, 1998 was asset sensitive due to the significant amount of variable rate loans. Generally, if more assets than liabilities reprice at a given time in a rising rate environment, net interest income will increase, and in a declining rate environment, net interest income would deteriorate. Management believes there has been no significant change in the Bank's market risk exposure disclosed in the Company's Annual Report of Form 10-K for the year December 31, 1997.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings - None

Item 2.      Changes in Securities - None

Item 3.      Defaults Upon Senior Securities - None

Item 4.      Submission of Matters to a Vote of Security Holders

             (a) The annual meeting of shareholders of Civic BanCorp was held on May 7, 1998.

             (b) With respect to the election of directors at the annual meeting of shareholders on May 7, 1998 (i) proxies were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934,
             (ii) there was no solicitation in opposition to management's nominees as listed in the proxy statement, and (iii) all such nominees were elected.

             (c) At the meeting, shareholders approved the Civic BanCorp to increase the number of shares available for grants of stock options as described in the proxy statement. The plan was approved by 2,417,310 votes in favor, 489,309 votes against and 11,106 votes abstaining.

             (d) At the meeting, shareholders ratified the selection of KPMG Peat Market LLP as independent accountants as described in the proxy statement. The plan was approved by 3,966,774 votes in favor, 12,499 votes against and 5,108 votes abstaining.

             The total number of shares of the Company's common stock outstanding as of March 10, 1998, the record date of the annual meeting was 4,624,320.

Item 5.      Other Information - None

Item 6.      Exhibits and Reports on Form 8-K - None

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.



                                      CIVIC BANCORP
                                      -------------
                                      (Registrant)



Date: August 10, 1998               By: /s/ Herbert C. Foster
                                       --------------------------------
                                       Herbert C. Foster
                                       President
                                       Chief Executive Officer


                                    By: /s/ Gerald J. Brown
                                       --------------------------------
                                       Gerald J. Brown
                                       Chief Financial Officer
                                       Principal Accounting Officer