Form 10-Q
period 1998-09-30
CIVIC BANCORP
filed 1998-11-09
CIK 747205

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998
                                              ------------------

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
                                                    68-0022322


The number of shares of common stock outstanding as of the close of business on November 1, 1998.

          Class                                     Number of Shares Outstanding
          -----                                     ----------------------------

          Common Stock                                      4,441,692

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes    X       No
                                          -------       -------

                                 CIVIC BANCORP
                                      AND
                                  SUBSIDIARY


Index to Form 10-Q                                                                Page Number
                                                                                  -----------
PART I. Item 1.         Financial Statements
                        Consolidated Balance Sheets -
                        September 30, 1998, September 30, 1997
                        and December 31, 1997                                         3

                        Consolidated Statements of Operations -
                        Three Months Ended September 30, 1998 and
                        September 30, 1997 and Nine Months Ended
                        September 30, 1998 and September 30, 1997                     4

                        Consolidated Statements of Cash Flows -
                        Nine Months Ended September 30, 1998 and
                        September 30, 1997                                            5

                        Consolidated Statements of Comprehensive
                        Income - Three Months Ended September 30, 1998 and
                        September 30, 1997 and Nine Months Ended
                        September 30, 1998 and September 30, 1997                     6

        Item 2.         Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                                    7

        Item 3.         Quantitative and Qualitative Disclosures About Market Risk   18

PART II.                Other Information                                            18


SIGNATURES                                                                           19

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                         CIVIC BANCORP AND SUBSIDIARY
                         ----------------------------
                          CONSOLIDATED BALANCE SHEETS
                         ---------------------------

(In thousands except shares)

                                                         September 30     September 30     December 31
                                                             1998             1997            1997
                                                         ------------     ------------     -----------
ASSETS
------
Cash and due from banks                                      $ 15,891         $ 20,352        $ 16,503
Federal funds sold                                             76,950            7,400          13,230
                                                             --------         --------        --------
   Total cash and cash equivalents                             92,841           27,752          29,733
Securities available for sale                                  31,133           31,133          31,097
Securities held to maturity
  (market value of $27,377, $30,467
   and $27,727, respectively)                                  26,461           30,107          27,280
Other securities                                                2,228            1,949           1,990
Loans:
  Commercial                                                  133,940          119,556         135,140
  Real estate-construction                                     10,109           15,479          12,929
  Real estate-other                                            59,435           64,954          64,430
  Installment and other                                        16,151           20,280          20,478
                                                             --------         --------        --------
  Total loans                                                 219,635          220,269         232,977
Less allowance for loan losses                                  4,375            4,638           4,351
                                                             --------         --------        --------
  Loans - net                                                 215,260          215,631         228,626
Interest receivable and other assets                            5,547            5,229           5,216
Leasehold improvements and equipment - net                      1,374            1,324           1,435
Foreclosed assets                                                   -              570               -
Other assets held for sale                                          -              205              43
                                                             --------         --------        --------
TOTAL ASSETS                                                 $374,844         $313,900        $325,420
                                                             ========         ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
LIABILITIES
Deposits:
  Noninterest-bearing                                        $ 72,366         $ 77,380        $ 89,823
  Interest-bearing:
    Checking                                                    7,238            5,023           6,950
    Money market                                              139,281           98,367          95,770
    Time and savings                                          109,369           92,607          90,607
                                                             --------         --------        --------
  Total deposits                                              328,254          273,377         283,150
Accrued interest payable and other liabilities                  5,071            3,352           3,583
                                                             --------         --------        --------
Total liabilities                                             333,325          276,729         286,733

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock no par value; authorized,
   10,000,000 shares; none issued or outstanding
Common stock no par value; authorized,
   10,000,000 shares; issued and outstanding,
   4,541,692, 4,610,679 and 4,619,768 shares                   33,600           31,278          35,149
Retained earnings, (subsequent to July 1, 1996
  date of quasi-reorganization, total deficit
  eliminated $5.5 million)                                      7,512            5,665           3,287
Accumulated other comprehensive income - net                      407              228             251
                                                             --------         --------        --------
Total shareholders' equity                                     41,519           37,171          38,687
                                                             --------         --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $374,844         $313,900        $325,420
                                                             ========         ========        ========

                         CIVIC BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
              (In thousands except shares and per share amounts)

                                                         Three Months Ended Sept. 30,          Nine Months Ended Sept. 30,
                                                         ----------------------------          ---------------------------
                                                            1998               1997               1998              1997
                                                            ----               ----               ----              ----
INTEREST INCOME:
Loans                                                       $5,584             $5,618            $16,993           $15,612
Securities available for sale, securities held
   to maturity and other securities                            732                912              2,178             2,828
Tax exempt securities                                          170                159                498               438
Federal funds sold                                             910                 90              1,647               222
                                                         ---------          ---------          ---------         ---------
Total interest income                                        7,396              6,779             21,316            19,100

INTEREST EXPENSE:
Deposits                                                     2,249              1,934              6,301             5,328
Other borrowings                                                 -                  7                  -                39
                                                         ---------          ---------          ---------         ---------
Total interest expense                                       2,249              1,941              6,301             5,367
                                                         ---------          ---------          ---------         ---------
NET INTEREST INCOME                                          5,147              4,838             15,015            13,733
Provision for loan losses                                       38                 25                113                75
                                                         ---------          ---------          ---------         ---------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                 5,109              4,813             14,902            13,658
                                                         ---------          ---------          ---------         ---------

NONINTEREST INCOME:
Customer service fees                                          183                222                601               581
Other                                                          900                 26                952               108
                                                         ---------          ---------          ---------         ---------
Total noninterest income                                     1,083                248              1,553               689

NONINTEREST EXPENSE:
Salaries and employee benefits                               1,902              1,744              5,606             5,146
Occupancy                                                      275                269                812               760
Equipment                                                      213                210                641               664
Data processing services                                        89                 83                270               246
Telephone and postage                                           85                 76                239               220
Legal fees                                                      75                 74                189               217
Goodwill and core deposit amortization                          48                 57                145               172
Marketing                                                       53                 59                190               160
Consulting fees                                                 85                 45                205               135
Foreclosed asset expense                                         3                  9                  9                72
FDIC insurance                                                   8                  8                 25                23
Other                                                          381                367              1,024             1,037
                                                         ---------          ---------          ---------         ---------
Total other expenses                                         3,217              3,001              9,355             8,852
                                                         ---------          ---------          ---------         ---------

INCOME BEFORE INCOME TAXES                                   2,975              2,060              7,100             5,495
Income tax expense                                           1,200                810              2,875             2,070
                                                         ---------          ---------          ---------         ---------
NET INCOME                                                  $1,775             $1,250            $ 4,225           $ 3,425
                                                         =========          =========          =========         =========

BASIC EARNINGS PER COMMON SHARE                              $0.39              $0.27              $0.92             $0.74
                                                         =========          =========          =========         =========
DILUTED EARNINGS PER COMMON SHARE                            $0.37              $0.26              $0.87             $0.70
                                                         =========          =========          =========         =========

Weighted average shares outstanding used to
   compute basic earnings per common share               4,549,859          4,608,850          4,594,379         4,617,485
Dilutive effects of stock options                          199,252            230,265            240,254           262,585
                                                         ---------          ---------          ---------         ---------
Weighted average shares outstanding used to
   compute diluted earnings per common share             4,749,111          4,839,115          4,834,633         4,880,070
                                                         =========          =========          =========         =========

                         CIVIC BANCORP AND SUBSIDIARY
                         ----------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (In thousands)
                                --------------



                                                                   Nine Months Ended Sept. 30,
                                                               ------------------------------------
                                                                  1998                      1997
                                                               ----------                ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $  4,225                  $  3,425
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Provision for loan losses                                         113                        75
    Depreciation and amortization                                     745                       835
    Write-down of foreclosed assets                                     -                        15
    Gain on sale of foreclosed assets and assets                     (875)                        -
       available for sale
    (Decrease) increase in deferred loan fees                         (45)                       42
  Change in assets and liabilities:
    Decrease (increase) in interest receivable and other assets       224                      (378)
    Increase in accrued interest payable and other liabilities        865                     1,827
                                                                 --------                  --------
Net cash provided by operating activities                           5,252                     5,841

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                               (312)                     (303)
  Paydown on assets held for sale                                     374                        70
  Proceeds from sales of foreclosed assets                          3,484                     1,063
  Net decrease (increase) in loans                                 10,820                   (38,084)
  Expenditures on foreclosed assets                                   (62)                       35
  Activities in securities held to maturity:
    Proceeds from maturing securities                              11,018                    12,019
    Purchases of securities                                       (10,440)                   (1,005)
  Activities in securities available for sale:
    Purchases of securities                                             -                    (4,382)
                                                                 --------                  --------
Net cash provided by (used in) investing activities                14,882                   (30,587)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                               392                       193
Purchase of common stock                                           (2,522)                     (854)
Net increase in deposits                                           45,104                     6,930
                                                                 --------                  --------
Net cash provided by financing activities                          42,974                     6,269
                                                                 --------                  --------

Net increase (decrease) in cash and cash equivalents               63,108                   (18,477)

Cash and cash equivalents at beginning of period                   29,733                    46,229
                                                                 --------                  --------
Cash and cash equivalents at end of period                       $ 92,841                  $ 27,752
                                                                 ========                  ========

Cash paid during year for:
  Interest                                                       $  6,154                  $  5,138
                                                                 ========                  ========
  Income taxes                                                   $  1,500                  $  1,483
                                                                 ========                  ========

Supplemental schedule of non-cash investing activity:
  Loans transferred to foreclosed assets                         $  2,478                  $    760
                                                                 ========                  ========

                         CIVIC BANCORP AND SUBSIDIARY
                         ----------------------------
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                -----------------------------------------------
(In thousands except shares and per share amounts)

                                                    Three Months Ended Sept. 30,                 Nine Months Ended Sept. 30,
                                                   ------------------------------               -----------------------------
                                                      1998                1997                     1998               1997
                                                   ---------            ---------               ---------           ---------
Net Income                                           $ 1,775              $ 1,250                 $ 4,225             $ 3,425

Other Comprehensive Income:
Unrealized loss on securities available for sale         286                  210                     259                 102
Income tax expense related to unrealized loss
     on securities available for sale                   (114)                 (84)                   (103)                (42)
                                                     -------              -------                 -------             -------
Other Comprehensive Income                               172                  126                     156                  60
COMPREHENSIVE INCOME                                 $ 1,947              $ 1,376                 $ 4,381             $ 3,485
                                                     -------              -------                 -------             -------

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

2. NEW PRONOUNCEMENTS

   On January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income." This statement establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. It does not require a specific format for the statements, but requires the Company to display an amount representing total comprehensive income for the period in the financial statements.

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

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The Company expects to adopt this statement January 1, 2000. The Company will begin evaluating the impact of its adoption on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the nine months ended September 30, 1998, the Company reported net income of $4,225,000, or $.87 earnings per diluted share compared to a net income of $3,425,000 or $.70 earnings per diluted share for the same period of the prior year. The annualized return on average assets was 1.64% for the nine months ended September 30, 1998 compared to 1.53% for the same period of the prior year. The annualized return on average shareholders' equity for the nine months ended September 30, 1998 and 1997 was 14.06% and 12.94%, respectively.

The following discussion and analysis is intended to provide additional information on the results of operations and financial condition of the Company and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and the Quarterly Reports on Form 10-Q filed in fiscal 1998. Certain statements in this discussion constitute "forward looking statements" and could cause the actual results to differ materially from those expressed or implied in the forward looking statements. Factors which that might cause such differences include, but are not limited to, interest rate risks, asset quality, general economic conditions, legislative or regulatory changes, increases in personnel or commercial customers' bankruptcies, and "Year 2000" information systems compliance being more difficult or more expensive to complete than expected. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward looking statements. Readers should carefully review the risk factors described in other documents the Company files with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Net interest income for the nine months ended September 30, 1998 was $15.0 million, increasing $1.3 million or 9.3% from net interest income of $13.7 million for the same period in 1997. The increase in net interest income was primarily due to an increase in the volume of average earning assets the benefits of which were partially offset by an increase in the volume of interest bearing liabilities.

Total interest income for the first nine months of 1998 equaled $21.3 million, an increase of $2.2 million from interest income earned for the same period in 1997. The increase in total interest income is primarily attributed to the increase in volume of earning assets. Total average earning assets increased $42.1 million or 15.1% to $321.0 million for the first nine months of 1998 compared to $278.9 million for the same period in 1997.

Total interest expense for the first nine months of 1998 was $6.3 million an increase of $.9 million or 17.4% from the $5.4 million for the first nine months of 1997. The increase in interest expense was due to increases in both the average volume and the average rate paid on interest bearing liabilities. Average interest bearing liabilities were $215.7 million for the first nine months of 1998 as compared to $187.4 million for the same period of the prior year, an increase of $28.4 million or 15.1%. The average rate paid on these liabilities increased 7 basis points to 3.90% for the first nine months of 1998 from 3.83% for the same period of 1997. The increase in the average rate is attributed to a shift in the mix of interest bearing liabilities to savings and time deposits which have higher interest rates. Savings and time deposits as a percentage of total interest bearing liabilities increased to 48.4% from 41.9% for the first nine months of 1998 and 1997, respectively.

Net Interest Margin

Net interest margin declined 36 basis points to 6.36% for the nine months ended September 30, 1998 from 6.72% for the same period of the prior year. The decrease in the margin is attributed to the decline in the average rate earned on earning assets of 31 basis points and the increase in the average rate paid on interest bearing deposits of 9 basis points. The decline in the yield on earning assets was due to a shift in the mix of earning assets to sales of Federal funds. Federal funds as a percentage of total earning assets increased to 12.5% for the first nine months of 1998 compared to 2.0% for the same period of the prior year. The increase in the average rate paid on interest bearing deposits reflects a shift in the mix of interest bearing liabilities toward savings and time deposits which have higher interest rates.

The following table presents an analysis of the components of net interest income for the nine month periods ended September 30, 1998 and 1997.


                                                                         Nine months ended September 30,
                                               -------------------------------------------------------------------------------
                                                                  1998                                     1997
                                               ----------------------------------------  -------------------------------------
dollars in thousands                                            Interest         Rates                 Interest        Rates
                                                 Average        Income\        Earned\    Average      Income\        Earned\
                                                 Balance        Expense    (2)  Paid      Balance      Expense     (2) Paid
                                               ----------      ---------      --------   ---------    ---------      --------
ASSETS
Securities available for sale                  $  31,339       $  1,481         6.32%    $  30,901     $  1,478         6.40%
Securities held to maturity:
  U.S. Treasury securities                         5,959            266         5.96%        6,788          303         5.97%
  U.S. Government agencies                         6,675            338         6.76%       17,325          964         7.44%
  Municipal securities   (1)                      13,892            754         7.26%       12,013          664         8.13%
Other securities                                   2,120             93         5.89%        1,860           83         5.95%
Federal funds sold and securities
  purchased under agreements to resell            40,236          1,647         5.47%        5,466          222         5.43%
Loans:(2),(3)
  Commercial                                     131,193         10,168        10.36%      108,487        8,458        10.42%
  Real estate-construction                        10,563            807        10.22%       10,879          829        10.19%
  Real estate-other                               61,542          4,720        10.25%       64,867        4,823         9.94%
  Installment and other                           17,519          1,298         9.91%       20,362        1,502         9.86%
                                               ---------       --------     --------     ---------     --------     --------
  Total Loans                                    220,817         16,993        10.29%      204,595       15,612        10.20%
                                               ---------       --------     --------     ---------     --------     --------
    Total Earning Assets                         321,038         21,572         8.98%      278,948       19,326         9.29%
Cash and due from banks                           19,956                                    17,271
Leasehold improvements and equipment - net         1,340                                     1,418
Interest receivable and other assets               5,042                                     4,891
Foreclosed assets                                    601                                       608
Assets held for sale                                   -                                       205
Less allowance for loan loss                      (4,260)                                   (4,882)
                                               ---------                                 ---------
TOTAL ASSETS                                   $ 343,717                                 $ 298,459
                                               =========                                 =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Interest bearing:
    Checking                                   $  27,647            197         0.95%    $  14,734          175         1.59%
    Money market                                  83,643          2,124         3.40%       93,247        2,149         3.08%
    Time and savings                             104,452          3,980         5.09%       78,489        3,004         5.12%
    Other borrowed funds                               -              -         0.00%          896           39         5.85%
                                               ---------       --------     --------     ---------     --------     --------
Total interest bearing liabilities               215,742          6,301         3.90%      187,366        5,367         3.83%
Demand deposits                                   83,573                                    73,051
Other liabilities                                  4,327                                     2,742
Shareholders' equity                              40,075                                    35,300
                                               ---------                                 ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 343,717                                 $ 298,459
                                               =========                                 =========

Net Interest Income                                            $ 15,271                                $ 13,959
                                                               ========                                ========
Net Interest Margin                                                             6.36%                                   6.72%
                                                                             =======                                ========
Tax Equivalent Adjustment  (1)                                     $256                                $    226
                                                               ========                                ========

----------------------------------------------------------------------------
(1) The tax-equivalent income adjustment on municipal securities is computed using a Federal income tax rate of 34%. Interest on municipal securities was $498,000 and $438,000 for September 30, 1998 and 1997, respectively. (2) Non-performing loans have been included in the average loan balances. Interest income is included on non-accrual loans only to the extent cash payments have been received. (3) Interest income includes loan fees on commercial loans of $381,000 and $330,000 for September 30, 1998 and 1997, respectively; fees on real estate loans of $283,000 and $298,000 for September 30, 1998 and 1997, respectively; and fees on installment and other loans of $22,000 and $25,000 for September 30, 1998 and 1997, respectively.

The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the nine month periods ended September 30, 1998 and 1997.

              Analysis of Changes in Interest Income and Expense
                     Increase (Decrease) Due to Changes in

in thousands

                                                      Volume(1)       Rate(2)        Total
                                                     ------------    -----------   -----------
Increase (decrease) in interest income:
Securities available for sale                          $    22         $ (19)       $     3
Securities held to maturity:
  U.S. Treasury securities                                 (36)           (1)           (37)
  U.S. Government agencies                                (592)          (34)          (626)
  Municipal securities                                     180           (90)            90
Other securities                                            10             -             10
Federal funds sold                                       1,412            13          1,425
Loans:
  Commercial                                             1,767           (57)         1,710
  Real estate-construction                                 (24)            2            (22)
  Real estate-other                                       (248)          145           (103)
  Installment and other                                   (210)            6           (204)
                                                      --------        ------       --------
  Total Loans                                            1,285            96          1,381
                                                      --------        ------       --------
Total increase                                         $ 2,281         $ (35)       $ 2,246
                                                      --------        ------       --------
(Increase) decrease in interest expense:
Deposits:
  Interest bearing checking                            $  (154)        $ 132        $   (22)
  Money market                                             222          (197)            25
  Savings and time                                        (996)           20           (976)
Other borrowed funds                                        39             -             39
                                                      --------        ------       --------
Total increase                                         $  (889)        $ (45)       $  (934)
                                                      --------        ------       --------
Total change in net interest income                    $ 1,392         $ (80)       $ 1,312
                                                      ========        ======       ========

(1) Changes not solely attributed to rate or volume have been allocated to volume.
(2) Loan fees are reflected in rate volumes.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 1998 was $113,000 as compared to $75,000 for the nine months ended September 30, 1997. See "Financial Condition-Allowance for Loan Losses" for further discussion.

Non-Interest Income

Non-interest income for the nine months ended September 30, 1998 was $1,553,000, an increase of $864,000 from the nine months ended September 30, 1997. The increase reflects gains of $875,000 on the disposal of foreclosed assets and other non-performing assets. Customer service fees have increased $20,000 or $3.4% to $601,000 from $581,000 due to the increase in deposit volume.

Non-Interest Expense

Non-interest expense totaled $9.4 million and $8.9 million for the nine months period ended September 30, 1998 and 1997, respectively. Salaries and employee benefits for the nine months ended September 30, 1998 increased $460,000 or 8.9% from the same period in 1997. The increase in salaries and employee benefits is related to increases in the management incentive accrual and in the contribution percentages of the 401K and profit sharing benefits. Full time equivalent personnel numbered 109 on September 30, 1998 compared to 108 on September 30, 1997. Occupancy expenses increased due to normal rent escalations and the addition of the Palo Alto office in June 1997.

Foreclosed asset expenses have decreased as foreclosed properties have been sold. Increased data processing expenses are related to increased loan and deposit activity combined with general cost escalation. Legal expenses have decreased due to decreased legal activity to recover prior period loan charge-offs. Increases in consulting fees include a cost reduction/containment review which was completed in the third quarter and professional fees related to compliance auditing services which increased during the nine months of 1998 relative to 1997 as more auditing projects were performed. Marketing expenses include the cost of an advertising campaign to promote the bank in new markets in 1998.

The following table summarizes the significant components of noninterest expense for the dates indicated.

                                                 Noninterest Expense
                                        Sept. 30   Sept. 30   Dollar      %
(Dollars in thousands)                    1998       1997     Change    Change
                                        --------   --------   ------    ------
Salaries and related benefits             $5,606    $5,146      $460      8.9%
Occupancy                                    812       760        52      6.8%
Equipment                                    641       664       (23)    -3.5%
Data processing services                     270       246        24      9.8%
Telephone and postage                        239       220        19      8.6%
Legal fees                                   189       217       (28)   -12.9%
Goodwill and core deposit amortization       145       172       (27)   -15.7%
Marketing                                    190       160        30     18.8%
Consulting fees                              205       135        70     51.9%
Foreclosed asset expenses                      9        72       (63)   -87.5%
FDIC insurance                                25        23         2      8.7%
Other                                      1,024     1,037       (13)    -1.3%
                                          ------    ------      ----    -----
TOTAL NONINTEREST EXPENSE                 $9,355    $8,852      $503      5.7%
                                          ======    ======      ====    =====


Provision for Income Taxes

The provision for income taxes for the nine months of 1998 increased to $2,875,000 from $2,070,000 for the same period of the prior year. These provisions represent effective tax rates of 41% and 38%, respectively. The effective rate has been increased for 1998 due to the reduced impact of tax exempt municipal securities on the larger pre-tax income.

FINANCIAL CONDITION

Loans

Total loans have decreased $13.3 million or 5.7% at September 30, 1998 from December 31, 1997 for several reasons. The Bank has elected to discontinue funding certain loans due to underwriting concerns and the risk exposure of the customer in the event of an economic downturn. Additionally, several of the Bank's notable clients were acquisition targets during the first nine months of 1998 and their borrowings were repaid after the acquisition was consummated.
The real estate construction loan category has been impacted as existing construction loans were paid off as anticipated; however, advances on new projects were delayed due to an extended rainy season. Moreover, the strong regional economy has generated significant corporate liquidity among many of the Bank's customers and has reduced the demand for commercial loans.

Real estate construction loans as a percentage of total loans outstanding were 4.6% at September 30, 1998 compared to 7.0% at September 30, 1997. The Bank maintains a limited portfolio of real estate construction loans as the risks associated with real estate construction lending are generally considered to be higher than risks associated with other forms of lending. However, the Bank continues to fund real estate construction commitments on a limited basis with relatively stringent underwriting criteria.

Other real estate loans consist of mini-perm loans and land acquisition loans which are primarily owner-occupied and are generally granted based on the rental or lease income stream generated by the property. Other real estate loans totaled $59.4 million at September 30, 1998, a decrease of $5.5 million or 8.5% from September 30, 1997.

The following table sets forth the amount of loans outstanding in each category and the percentage of total loans outstanding for each category at the dates indicated.

                                      September 30,           December 31,         September 30,
                                  --------------------   --------------------   --------------------
                                          1998                   1997                  1997
                                  --------------------   --------------------   --------------------
                                   Amount     Percent     Amount     Percent     Amount     Percent
                                  --------   ---------   --------   ---------   --------   ---------
                                                        (Dollars in thousands)
Commercial                        $133,940       61.0%   $135,140       58.0%   $119,556       54.3%
Real estate - construction          10,109        4.6%     12,929        5.5%     15,479        7.0%
Real estate - other                 59,435       27.1%     64,430       27.7%     64,954       29.5%
Installment and other               16,151        7.4%     20,478        8.8%     20,280        9.2%
                                  --------   ---------   --------   ---------   --------   ---------
  TOTAL                           $219,635      100.0%   $232,977      100.0%   $220,269      100.0%
                                  ========   =========   ========   =========   ========   =========


Non-Performing Assets

The following table provides information with respect to the Company's past due loans and components of non-performing assets at the dates indicated.

                                                                       Non-Performing Assets
                                                                 Sept. 30     Dec. 31   Sept. 30
                                                                   1998        1997       1997
                                                                 --------     -------   --------
                                                                      (Dollars in thousands)
Loans 90 days or more past due and still accruing                  $  719      $  496     $  192
Non-accrual loans                                                     494       3,465      3,465
Other assets held for sale                                              -          43        205
Foreclosed assets                                                       -           -        570
                                                                   ------      ------     ------
  Total non-performing assets                                      $1,213      $4,004     $4,432
                                                                   ======      ======     ======

Non-performing assets to period end loans,
  other assets held for sale plus foreclosed assets                  0.55%       1.72%      2.00%
                                                                   ======      ======     ======



During the first nine months of 1998, the Bank foreclosed on three properties securing loans totaling $2 million which were classified as non-accrual at December 31, 1997. Sales on these three properties were consummated during the third quarter with gains on sales of $868,000. Additionally, non-accrual loans totaling approximately $1 million were liquidated during the first nine months of 1998 with associated loan charge-offs of $350,000.

At September 30, 1998, the recorded investment in loans considered to be impaired was $494,000 which approximates the fair value of the supporting collateral of the loans and accordingly they do not have an associated allowance for loan loss. For the nine months ended September 30, 1998, the average recorded investment in impaired loans was $2.2 million. Impaired loans are placed on non-accrual status. However, if interest on these loans had been recognized, such income would have approximated $34,000 for the first nine months of 1998.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that management of the Company considers to be adequate for losses that can be reasonably anticipated in relation to the risk of future losses inherent in the loan portfolio. The allowance is increased by charges to operating expenses and reduced by net charge-offs.

In assessing the adequacy of the allowance for loan losses, management relies on its ongoing review of the loan portfolio to identify potential problem loans in a timely manner, ascertains whether there are probable losses which must be charged off and assesses the aggregate risk characteristics of the portfolio. Factors which influence management's judgment include the impact of forecasted economic conditions, historical loan loss experience, the evaluation of risks which vary with the type of loan, creditworthiness of the borrower and the value of the underlying collateral. Management believes the allowance for loan losses was adequate at September 30, 1998.

The following table summarizes the changes in the allowance for loan losses for the periods indicated:


                                                      Nine Months    Year    Nine Months
                                                         Ended      Ended      Ended
(Dollars in thousands)                                 9-30-98     12-31-97   9-30-97
                                                      -----------  --------   --------
Balance, at beginning of period                          $4,351      $4,969   $4,969
Charge-offs:
  Commercial                                                171          16       16
  Real estate - construction                                150         564      300
  Real estate - other                                       390         650      400
  Installment and other                                      33          16       16
                                                         ------      ------   ------
    Total charge-offs                                       744       1,246      732
Recoveries:
  Commercial                                                 18          43       11
  Real estate - construction                                164         139       37
  Real estate - other                                       421         280      253
  Installment and other                                      52          66       25
                                                         ------      ------   ------
    Total recoveries                                        655         528      326
                                                         ------      ------   ------
Net charge-offs                                              89         718      406
Provision charged to operations                             113         100       75
                                                         ------      ------   ------
Balance, at end of period                                $4,375      $4,351   $4,638
                                                         ======      ======   ======

Ratio of net charge-offs to average loans (annualized)     0.05%       0.34%    0.26%
                                                         ======      ======   ======

Allowance at period end to total loans outstanding         1.99%       1.87%    2.11%
                                                         ======      ======   ======

Potential Problem Loans

At September 30, 1998 there were no loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed in the discussion above that (i) represented or resulted from trends or uncertainties which management anticipated would have a material impact on future operating results, liquidity, capital resources or (ii) represented material credits about which management was aware of information that would cause serious doubt as to the ability of the borrower to comply with the loan repayment terms.

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

The table below summarizes the book value and estimated market values of investment securities at the dates indicated.


                                                    September 30,
                                        --------------------------------------
                                                1998                1997
                                        -------- --------- --------- ---------
                                          Book     Market    Book      Market
   (Dollars in thousands)                Value     Value     Value     Value
                                        -------- --------- --------- ---------
SECURITIES HELD TO MATURITY:
  U.S. Treasury securities              $ 2,994   $ 3,005   $ 5,934   $ 5,952
  U.S. government agencies and
    corporation                           7,976     8,180    12,013    12,095
  Municipal securities                   15,419    16,117    12,062    12,317
  Collateralized mortgage obligations        72        75        98       103
                                        -------  --------  --------  --------
    TOTAL                               $26,461   $27,377   $30,107   $30,467
                                        =======  ========  ========  ========
SECURITIES AVAILABLE FOR SALE:
  U.S. Treasury securities              $12,017   $12,302   $12,031   $12,215
  U.S. government agencies and
    corporation                          18,438    18,831    18,722    18,918
                                        -------  --------  --------  --------
    TOTAL                               $30,455   $31,133   $30,753   $31,133
                                        =======  ========  ========  ========

Deposits

The Company emphasizes developing total client relationships with its customers in order to increase its core deposit base. Total deposits increased $45 million or 15.9% to $328 million as of September 30, 1998 from $283 million as of December 31, 1997. Management believes the strong regional economy has generated significant corporate liquidity among many of the Bank's customers culminating in increased deposit levels at September 30, 1998.

For the nine months ended September 30, 1998, average deposits totaled $299.3 million, an increase of $39.8 million or 15.3% from $259.5 million for the same period in 1997. The table below sets forth information regarding the Bank's average deposits by amount and percentage of total deposits for the nine months ended September 30, 1998 and 1997.


                                            Average Deposits
                               --------------------------------------------
                                      Nine Months Ended September 30,
                               --------------------------------------------
                                      1998                   1997
                               --------------------------------------------
Dollars in thousands           Amount    Percentage     Amount   Percentage
                               -------   ----------    --------  ----------
Demand accounts                $ 83,573    27.8%       $ 73,051     28.0%
Interest-bearing checking        27,647     9.2%         14,734      5.7%
Money market                     83,643    27.9%         93,247     35.9%
Savings and time                104,452    34.9%         78,489     30.2%
                               --------  ------        --------   ------
     Total                     $299,315   100.0%       $259,521    100.0%
                               ========  ======        ========   ======

Certificates of deposit over $100,000 are generally considered a higher cost and less stable form of funding than lower denomination deposits and may represent a greater risk of interest rate and volume volatility than small retail deposits. Time certificates of $100,000 or more at September 30, 1998 had the following schedule of maturities:


                                                  (In thousands)
                                                  --------------
Three months or less                                 $43,288
After three months through six months                 22,011
After six months through twelve months                13,826
After twelve months                                    3,338
                                                     -------
    Total                                            $82,463
                                                     =======

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity management refers to the Bank's ability to acquire funds to meet loan demand, to fund deposit withdrawals and to service other liabilities.

To augment liquidity, the Bank has informal federal funds borrowing arrangements with correspondent banks totaling $35.0 million. The Bank is a member of the Federal Home Loan Bank of San Francisco and through membership has the ability to pledge qualifying collateral for short term (up to six months) and long term (up to five years) borrowing. At September 30, 1998 the Bank had no outstanding borrowings against these arrangements. Additionally, at September 30, 1998, unpledged government securities that are available to secure additional borrowing in the form of reverse repurchase agreements totaled approximately $33.0 million. At September 30, 1998 the Bank had no reverse repurchase agreements.

The liquidity position of the Company increased during the nine months of 1998 from December 31, 1997 as cash and cash equivalents of $5.3 million, $14.9 million and $43.0 million were provided by operating, investing and financing activities, respectively.

The liquidity position of the Company may be expressed as a ratio defined as (a) cash, Federal funds sold, other unpledged short term investments and marketable securities, including those maturing after one year, divided by (b) total assets less pledged securities. Using this definition at September 30, 1998, the Company had a liquidity ratio of 39.2% as compared to 25.6% at December 31, 1997. The increase in liquidity position reflects the increase in over-night Federal Funds sold. Federal Funds sold at September 30, 1998 were $76.9 million as compared to $13.2 million at December 31, 1997.

Capital Resources

Total shareholders' equity increased to $41.5 million at September 30, 1998 from $38.7 million at December 31, 1997. The increase in equity reflects retained income of $4.2 million, recognition of $700,000 in deferred tax benefits from tax carryforward items which arose prior to the date of the quasi-reorganization and an increase of $156,000, net of deferred income taxes, in the market adjustment of securities available for sale. These benefits were offset by a reduction of $2.1 million in common stock due to stock repurchases net of incentive stock option exercises.

Since the fourth quarter of 1996, the Board of Directors of the Company has authorized the repurchase of up to 472,500 shares of common stock from time to time, subject to appropriate regulatory and other accounting requirements. Purchases have been made on the open market with the intention to lessen the dilutive impact of stock options and to maximize shareholder value. Pursuant to this program, 140,000 shares have been purchased in the first nine months of 1998, and 100,000 and 79,100 shares were purchased in 1996 and 1997, respectively.

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

At September 30, 1998 the Company's total risk-based capital ratio was 15.99%. The following table presents the Company's risk-based capital and leverage ratios as of September 30, 1998 and December 31, 1997.


                                                                                                Minimum Capital
                                                                                               Requirements To Be
                                                                                           Considered Well Capitalized
                                                                         Minimum             Under Prompt Corrective
                                                Actual             Capital Requirement          Action Provisions
                                      -----------------------    -----------------------   ---------------------------
                                         Amount       Ratio        Amount        Ratio        Amount          Ratio
                                      -----------   ---------    ----------    ---------   -----------       ---------
As of September 30, 1998:

  Total Capital
    (to Risk Weighted Assets)             $43,754       15.99%      $21,885         8.00%      $27,356           10.00%

  Tier 1 Capital
    (to Risk Weighted Assets)              40,322       14.74%       10,942         4.00%       16,414            6.00%

  Tier 1 Capital
    (to Average Assets)                    40,322       11.04%       14,609         4.00%       18,261            5.00%

As of December 31, 1997:

  Total Capital
    (to Risk Weighted Assets)             $40,965       14.97%      $21,894         8.00%      $27,367           10.00%

  Tier 1 Capital
    (to Risk Weighted Assets)              37,533       13.71%       10,947         4.00%       16,420            6.00%

  Tier 1 Capital
    (to Average Assets)                    37,533       12.01%       12,499         4.00%       15,624            5.00%

Year 2000

The Company is working to resolve the potential impact of Year 2000 on it's computer system and the associated software applications. If the Company and it's third party software venders are unable to address this issue in a timely manner, there could substantial financial risk to the Company. Contingency plans include the conversion to alternative Y2K compliant applications, outsourcing of critical functions to third-party providers or interim manual processing. In the worst case scenario, the Company would retain sufficient additional staffing to convert to manual processing. The added expense in this scenario would be a function of the number of applications requiring such manual processing and the duration of time until a Y2K compliant application could be acquired, tested and installed.

To insure this does not occur, the Company has conducted a comprehensive review of its computer systems and has developed an action plan to address the issue. The Company relies on third party software venders for substantially all of its applications, and accordingly, the focus of the Company is to monitor the progress of its primary venders toward Year 2000 compliance and to test the processing of data using Y2K compliant applications on future simulated dates. To date, certifications have been received from the Company's primary venders detailing the Year 2000 compliance of their systems. Testing and validation of Y2K compliant applications is currently underway in a separate computer environment with mission critical applications testing estimated to be 75% completed and non-mission critical applications estimated to be 50% completed. Based on the progress to date, the Company anticipates it will not be required to pursue contingency plans.

The Company has also investigated "environmental systems providers" which include such services as building elevators, telephone and alarm systems for year 2000 compliance and has received certifications that they will be Year 2000 compliant. However, due to the nature of many of the environmental applications, such as the utility companies, the Company will be unable to test and validate compliance.

The primary cost associated with the Company's efforts to review, test and validate its computer applications for Year 2000 compliance has been and will continue to be the reallocation of internal resources. The Company has budgeted anticipated expenditures of $50,000 to $75,000 in 1998 and 1999 to insure its systems are ready for processing information in the Year 2000. The Company has expensed approximately $38,000 relating to its Year 2000 compliance efforts during the first nine months of 1998.

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

The Company's balance sheet position at September 30, 1998 was asset sensitive due to the significant amount of variable rate loans and Federal funds sold. Generally, if more assets than liabilities reprice at a given time in a rising rate environment, net interest income will increase, and in a declining rate environment, net interest income would deteriorate. Management believes there has been no significant change in the Bank's market risk exposure disclosed in the Company's Annual Report of Form 10-K for the year December 31, 1997.


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



                                 CIVIC BANCORP
                                 -------------
                                 (Registrant)



Date: November 5, 1998              By: /s/ Herbert C. Foster
                                       ---------------------------------------
                                       Herbert C. Foster
                                       President
                                       Chief Executive Officer


                                    By: /s/ Gerald J. Brown
                                       ---------------------------------------
                                       Gerald J. Brown
                                       Chief Financial Officer
                                       Principal Accounting Officer