Form 10-K405
period 1998-12-31
CIVIC BANCORP
filed 1999-03-19
CIK 747205

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                        ______________________________

                                   FORM 10-K
(MARK ONE)
  /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934   [No Fee Required]
          For the Fiscal Year Ended December 31, 1998

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
          Common Stock (no par value)             NASDAQ

   Number of shares of Common Stock (no par value) outstanding as of March 9, 1999: 4,624,320

   Aggregate market value of Common Stock (no par value) held by non-affiliates on December 31, 1998 based on closing price on March 9, 1999: $57,492,284.00

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X . NO __.
                                              ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                     DOCUMENTS INCORPORATED BY REFERENCE:
     Document                                                Part of Form 10-K
     --------                                                -----------------
Annual Report to shareholders for the fiscal year              Parts I and II
   ended December 31, 1998
Proxy Statement for Annual Meeting of Shareholders
   to be held May 6, 1999                                       Part III

PART I - DESCRIPTION OF BUSINESS

ITEM 1 - BUSINESS

GENERAL

Civic BanCorp (the "Company") is a California corporation incorporated in 1984 and is registered with the Board of Governors of the Federal Reserve System as a bank holding company under the Bank Holding Company Act of 1956, as amended. CivicBank of Commerce (the "Bank") is a wholly-owned subsidiary of the Company, organized as a California banking corporation in 1984. At present, the Company does not engage in any material business activities other than the ownership of the Bank.

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

The principal office of the Company and Bank is located at 2101 Webster Street, Oakland, California, 94612. Their telephone number is (510) 836-6500. The Bank has two banking offices in Walnut Creek and additional offices in Fremont, Palo Alto and San Leandro. The Bank has loan production offices in San Francisco and San Jose.

SAVINGS AND DEPOSIT ACTIVITIES

The Bank offers customary banking services such as personal and business checking, savings accounts, time certificates of deposit and IRA accounts. Most of the Bank's deposits are obtained from commercial businesses, professionals and individuals with high income or high net worth. At December 31, 1998, the Bank had a total of 6,226 accounts, consisting of demand deposit accounts with an average balance of approximately $52,000; savings, NOW and market rate accounts with an average balance of approximately $38,000; time certificates of $100,000 or more with an average balance of approximately $347,000; and other time deposits with an average balance of approximately $27,000. The Bank has not obtained any deposits through deposit brokers and has no present intention of using brokered deposits as a source of funding. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Deposits".

LENDING ACTIVITIES

The Bank concentrates its lending activities in commercial loans, real estate construction loans and other forms of real estate loans made primarily to businesses and individuals; it has no foreign loans.

The net loan portfolio as of December 31, 1998, totaled $228.8 million, which represented 66.7% of total deposits and 58.7% of total assets. The table below shows the mix of the loan portfolio as of December 31, 1998, 1997 and 1996.

                                                                 December 31,
                                                -----------------------------------------------
(In thousands)                                         1998            1997             1996
                                                -----------------------------------------------
Commercial loans                                    $ 146,216       $ 135,140         $ 92,756
Real estate construction loans                          7,648          12,929            6,608
Real estate loans - other                              62,328          64,430           64,272
Installment and other loans                            17,019          20,478           19,757
                                                -----------------------------------------------
Subtotal                                              233,211         232,977          183,393
Less allowance for loan losses                          4,424           4,351            4,969
                                                -----------------------------------------------
     LOANS-NET                                       $228,787        $228,626         $178,424
                                                ===============================================

Commercial Loans - As of December 31, 1998, the Bank had outstanding commercial loans totaling $146.2 million, representing 62.7% of the Bank's total loan portfolio. The Bank lends primarily to businesses with annual gross revenues of $500,000 to $30 million and to professionals and other individuals located in Alameda, San Francisco, Santa Clara and Contra Costa counties. The Bank offers a variety of commercial lending services, including revolving lines of credit, working capital loans, equipment financing, letters of credit and inventory financing. Typically, commercial loans are floating rate obligations and are priced based on the Bank's reference rate.

The Bank's commercial loans are made on a short term basis with the majority of such loans maturing within one year. Commercial loans are typically secured by several types of collateral, including qualifying accounts receivable, equipment, inventory, and real estate. No single commercial account customer accounted for more than 3.0% of total outstanding loans at December 31, 1998.

Real Estate Loans - As of December 31, 1998, the Bank had outstanding real estate construction loans totaling $7.6 million representing 3.3% of the Bank's loan portfolio. The Bank makes loans to finance the construction of residential, commercial and industrial properties and to finance land development.

Other real estate loans, consisting of loans for land development and "mini-perm" loans totaled $62.3 million at December 31, 1998, of which $51.9 million were mini-perms. Mini-perm loans are available for completed commercial and retail projects with terms of three to five years and principal and interest payments based on a 15 to 25 year amortization schedule with a balloon payment due at the end of the term.

Neither the Bank nor the Company has taken an equity participation in connection with any real estate acquisition, development and construction loan held by the Bank.

Installment Loans - Installment loans include loans to individual and business customers and include home equity loans, automobile loans and other personal loans.

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

HUMAN RESOURCES

At December 31, 1998, the Bank employed a total of 117 persons, consisting of 101 full time employees and 16 part time employees. There were 111 full time equivalent employees.

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

Directors of the Company, and the companies with which they are associated, have had and will continue to have banking transactions with the Bank in the ordinary course of the Bank's business. It is the firm intention of the Company that any loans and commitments to loan included in such transactions be made in accordance with applicable law, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and on terms not involving more than the normal risk of collectibility or presenting other unfavorable features. At December 31, 1998, loans to directors totaled $1,307,000 or 3.1% of the Company's shareholders' equity. Company policy precludes loans to officers and employees of the Company or of the Bank.

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

FRB regulations require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally require that reserves of 3.0% must be maintained against net transaction accounts of $46.5 million or less, plus 10% against that portion of total transaction accounts in excess of $46.5 million. Up to $4.9 million of otherwise reservable balances (subject to adjustment by the FRB) are exempted from the reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal

Reserve Bank or a pass-through account as defined by the FRB, the effect of reserve requirements is to reduce interest-earning assets.

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

Pursuant to FDICIA, the FDIC has developed a risk-based assessment system, under which the assessment rate for an insured depository institution will vary according to the level of risk incurred in its activities. An institution's risk category is based upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also to be assigned to one of the following "supervisory subgroups", subgroup A, B, or C. Subgroup A institutions are financially sound institutions with few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in a significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. The FDIC assigns each BIF member institution an annual FDIC assessment rate which, as of the date of this document, varies between 0.00% per annum with a $2,000 minimum (for well capitalized Subgroup A institutions) and 0.27% per annum (for undercapitalized Subgroup C institutions). The assessment rate may increase in the future. At December 31, 1998, the Bank's annual BIF FDIC assessment rate was 0.00%. At December 31, 1998 the Bank's annual BIF FICO rate was 0.001%.

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

Federal banking agencies have established capital measures (including both a leverage measure and a risk-based capital measure) and specified for each capital measure the levels at which depository institutions will be considered "well-capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" or "critically undercapitalized". See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". The appropriate federal banking agency, after notice and an opportunity for a hearing, may treat a well capitalized, adequately capitalized or undercapitalized depository institution as if it has a lower capital-based classification if it is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. Thus, an adequately capitalized institution can be subjected to the restrictions on undercapitalized institutions (provided that a capital restoration plan cannot be required of the institution) described below and an undercapitalized institution can be subject to the restrictions applicable to significantly undercapitalized institutions described below. As of December 31, 1998, the Bank met the capital ratio requirements for a "well capitalized" bank.

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

Interstate acquisition of banks became permitted in all states in 1995; state law cannot vary this rule. However, states may continue to prohibit acquisition of banks that have been in existence less than five years and interstate chartering of new banks.

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

Host State and Home State Regulation. The Riegle-Neal Amendments Act of 1997 amended Federal law to provide that branches of state banks that operate in other states will be governed in most cases by the laws of the home state, rather than the laws of the host state. Exceptions are that a host state may apply its own laws of community reinvestment, consumer protection, fair lending and interstate branching. Host states cannot supplement or restrict powers granted by a bank's home state. The amendment will assure state chartered banks with interstate branches uniform treatment in most areas of their operation.

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

PROPOSED LEGISLATION

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory agencies. Typically, the intent of such legislation is to strengthen the banking industry, even if it may on occasion prove to be a burden on managements' plans. No prediction can be made as to the likelihood of any major changes or the impact such changes might have on the Bank.

In May 1997 the Department of Treasury recommended in a report to Congress that the separate charters for thrifts and banks be abolished. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter, conform holding company regulation, and abolish the Office of Thrift Supervision ("OTS") have been introduced from time to time in Congress.

Congress is also considering legislation that would overhaul the nation's financial laws by letting banks, insurance companies and securities firms affiliate with each other. The proposed legislation would bar banking organizations ( except unitary thrift companies that are grandfathered under the bill) from owning nonfinancial businesses, and commercial companies would not be permitted to purchase unitary thrift holding companies. Banks seeking to affiliate with a securities or insurance company would need a "satisfactory" or better rating in their most recent Community Reinvestment Act examination. The proposed legislation would bar bank operating subsidiaries from underwriting activities, merchant banking and real estate development activities. Alternatively proposed legislation would (i) permit affiliations among banks, insurance companies and securities underwriters, (ii) provide for functional regulation and consumer protections such as anti-tying provisions and disclosures about the risks of uninsured bank products, and (iii) permit a bank holding company to own commercial businesses, provided they produced no more than 15 percent of annual revenue.

There can be no assurance as to whether the legislation described above or any other such legislation will be enacted, what the provisions of any such legislation may be, or the extent to which the legislation would restrict, disrupt or otherwise have a material effect on the Bank's operations.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The Company expects to adopt this statement January 1, 2000. The Company has not completed its evaluation of the impact of its adoption, however, management does not believe it will have a significant impact on the Company's consolidated financial statements.

YEAR 2000

The Company is working to resolve the potential impact of Year 2000 on its computer system and the associated software applications. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's time sensitive programs could interpret a date using "00" as 1900 rather than the year 2000. This could result in major miscalculations or system failure. If the Company and its third party software vendors are unable to address this issue in a timely manner, there could substantial financial risk to the Company. Contingency plans include the conversion to alternative Year 2000 compliant applications, outsourcing of critical functions to third-party providers or interim manual processing. In the worst case scenario, the Company would retain sufficient additional staffing to convert to manual processing. The added expense in this scenario would be a function of the number of applications requiring such manual processing and the duration of time until a Year 2000 compliant application could be acquired, tested and installed.

To insure this does not occur, the Company has formed a committee of representatives of all operational areas within the Bank. This committee convenes on a monthly basis and reports quarterly to the Audit Committee of the Board of Directors. The Committee has developed an action plan which includes five phases. The Awareness and Assessment Phases included forming a committee of appropriate members, preparing an inventory of all hardware and software applications, identifying mission-critical systems and developing an overall plan to address the issue. These phases were completed by December 1997. The Renovation Phase included implementing the changes in hardware and software necessary to bring the computer systems compliant with Year 2000 processing. This phase was completed in December of 1998. The Validation and Implementation Phases include testing and installation of Year 2000 compliant hardware and applications. The Bank has completed 85% of this phase with completion expected by June of 1999.

The Company has also investigated "environmental systems providers" which include such services as building elevators, telephone and alarm systems for Year 2000 compliance and has received assurances that those systems have been tested and are Year 2000 compliant. However, due to the nature of certain of the environmental applications, such as the utility companies, the Company will be unable to test and validate compliance.

Additionally, the Company has identified customers who have a material loan or deposit relationship with the Bank and is in the process of surveying those customers to inform them of the Year 2000 issues, insure they are taking appropriate steps to meet Year 2000 processing requirements and to assess the overall risk to the Company resulting from the status of such customers year 2000 compliance.

The primary cost associated with the Company's efforts to review, test and validate its computer applications for Year 2000 compliance has been, and will continue to be, the reallocation of internal resources. The Company has budgeted total anticipated expenditures of $150,000 to insure its systems are ready for processing information in the Year 2000. The Company has expensed approximately $70,000 through December 31, 1998 relating to its Year 2000 compliance efforts.

ITEM 2 - PROPERTIES

The Bank's corporate headquarters and headquarters banking office are located in a multi-story office building at 2101 Webster Street, Oakland, California. The Bank occupies approximately 12,500 rentable square feet of space on the 14th floor under a lease with a term of ten years, commencing December 9, 1996 and ending on December 9, 2006. The headquarters banking office is located on the ground floor of that building. The lease with respect to this space also provides for a term of ten years ending December 9, 2006. The Bank occupies its other offices under leases expiring at various dates through 2006. Rental expense for all leases of premises was approximately $1,055,000 for the year ended December 31, 1998. Rental expense for leases of premises for 1999 is estimated to be approximately $1.0 million.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1998, no matters were submitted to a vote of security holders of the Company through solicitation of proxies or otherwise.

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

                                                               Sales Price
                                                         -------------------------
                                                            High         Low
                                                         -------------------------
       1997
First Quarter                                                $ 12.38       $ 9.65
Second Quarter                                                 13.10         9.89
Third Quarter                                                  16.08        12.38
Fourth Quarter                                                 19.52        15.50

       1998
First Quarter                                                $ 19.50      $ 16.88
Second Quarter                                                 19.00        17.88
Third Quarter                                                  18.00        12.25
Fourth Quarter                                                 15.88        12.25

       1999
First Quarter (through March 2, 1999)                        $ 14.25      $ 12.88

As of March 2, 1999, the shares of the Company were held by approximately 1,100 shareholders.

On October 15, 1997, the Company declared a 5% stock dividend to shareholders of record on October 29,1997, payable on November 12, 1997. Fractional shares were paid in cash. Sales prices above have been adjusted to reflect this stock dividend. There were no stock dividends declared in 1998.

As a bank holding company without significant assets other than its equity interest in the Bank, the Company's ability to pay cash dividends to its shareholders primarily depends upon dividends and management fees it receives from the Bank. Such dividends are subject to certain limitations. See "Regulation and Supervision-The Bank".

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

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth certain selected consolidated financial data of the Company for each year of the five-year period ended December 31, 1998 and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and with the consolidated financial statements presented herein.

Year Ended December 31,                                      1998            1997           1996            1995            1994
                                                          --------------------------------------------------------------------------
(Dollars in thousands except per share data)
Results of Operations:
       Interest income                                    $   28,809     $   26,032      $   21,535      $   20,868      $   18,296
       Interest expense                                        8,770          7,346           5,398           5,036           4,876
       Net interest income                                    20,039         18,686          16,137          15,832          13,420
       Provision for loan losses                                 150            100             600           2,565             375
       Other income                                            1,782            994             778           1,096           1,505
       Other expense                                          12,511         11,920          10,905          11,218          12,068
       Income from continuing operations
            before income taxes                                9,160          7,660           5,410           3,145           2,482
       Provision for income taxes                              3,650          2,935           1,260             135              25
       Net income from continuing operations                   5,510          4,725           4,150           3,010           2,457
       Discontinued operations                                     -              -               -               -            (647)
       Net income                                              5,510          4,725           4,150           3,010           1,810

------------------------------------------------------------------------------------------------------------------------------------

Per-Share Data:
       Diluted net income from continuing operations      $     1.15     $     0.98      $     0.86      $     0.64      $     0.53
       Diluted net (loss) from discontinued operations             -              -               -               -           (0.14)

       Diluted net income                                       1.15           0.98            0.86            0.64            0.39
       Book value per share                                     9.41           8.37            7.70            6.54            5.86
       Weighted average shares outstanding                 4,563,903      4,617,104       4,727,904       4,674,569       4,670,186
       Dilutive effects of stock options                     224,268        220,965         101,639          54,389              98
       Total diluted weighted average shares outstanding   4,788,171      4,838,069       4,829,543       4,728,958       4,670,284

------------------------------------------------------------------------------------------------------------------------------------

Balance Sheet at December 31:
       Assets                                             $  389,580     $  325,420      $  302,178      $  250,839      $  261,060
       Loans                                                 233,211        232,977         183,393         154,696         154,716
       Deposits                                              342,949        283,150         266,447         220,098         233,831
       Shareholders' equity                                   41,814         38,687          34,147          29,360          26,045

------------------------------------------------------------------------------------------------------------------------------------

Financial Ratios:
       Return on average assets                                 1.54%          1.56%           1.62%           1.23%           0.70%
       Return on average shareholders' equity                  13.64%         13.20%          13.22%          10.92%           7.25%
       Average shareholders' equity to average assets          11.26%         11.79%          12.23%          11.22%           9.69%

------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide greater details of the results of operations and financial condition of the Company. In addition to historical information, certain statements in this filing constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve certain risks and uncertainties and could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, interest rate risks, asset quality, general economic conditions, legislative or regulatory changes, increases in personal or commercial customers' bankruptcies, and "Year 2000" information systems compliance being more difficult or more expensive to complete than expected.

OVERVIEW

The Company reported net income of $5.5 million or $1.15 earnings per diluted share for the year ended December 31, 1998, compared to net income of $4.7 million or $0.98 per diluted share for the year ended December 31, 1997. The increase in net income resulted primarily from increases in net interest income and noninterest income.

The Company reported net income of $4.2 million or $0.86 per diluted share for the year ended December 31, 1996. The increase in net income in 1997 resulted primarily from a reduction in the loan loss provision.

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

Net interest income for 1998 totaled $20.0 million compared to $18.7 million for 1997. Total interest income increased $2.8 million. The increase can be primarily attributed to an increase in volume of earning assets. Average earning assets increased $52.3 million to $336.4 million in 1998 compared to $284.1 million in 1997. Total interest expense increased $1.4 million to $8.7 million in 1998 from $7.3 million in 1997 due to an increase in the volume of interest-bearing deposits. Average interest-bearing liabilities increased $37.0 million to $227.3 million in 1998 from $190.3 million in 1997.

Net interest income for 1997 totaled $18.7 million compared to $16.1 million for 1996. Total interest income increased $4.5 million primarily attributable to an increase in volume of earnings assets. Average earning assets increased $45.6 million to $284.1 million in 1997 compared to $238.5 million in 1996. Average loans, the largest component of earning assets, increased $45.8 million due to an improving economic environment and an overall increase in loan demand. Interest expense increased $1.9 million to $7.3 million in 1997 from $5.4 million in 1996 due to increases in the volume and the rate paid on interest-bearing deposits. Average interest-bearing liabilities increased $35.8 million to $190.3 million in 1997 from $154.5 million in 1996 while the rate paid on interest-bearing deposits increased 37 basis points to 3.86% for 1997 from 3.49% in 1996.

The net interest margin decreased 62 basis points to 6.07% for 1998 from 6.69% for 1997 due to a declining interest rate environment and unfavorable changes in the mix of earning assets. The average yields for 1998 for the loan portfolio, Federal funds sold and security portfolio have decreased 11, 24 and 26 basis points, respectively. Additionally, the volume of Federal funds sold increased $46.6 million to represent 16.2% of earning assets in 1998 as compared to 3.8% in 1997. Federal funds sold have the lowest yield in the portfolio of earning assets. This shift in the mix of earning assets to Federal funds sold, combined with the lower yield reduced the weighted average yield on the earning asset portfolio. The average rate paid on interest-bearing liabilities for 1998 remained consistent with the average rate paid in 1997 as declines in the interest rates paid were offset by shifts in the mix of interest-bearing liabilities to higher rate deposit types.

The net interest margin decreased 13 basis points to 6.69% for 1997 from 6.82% for 1996. The decrease in the margin was attributed to the slight decrease in average rate earned on loans of 9 basis points and the increase in the average rate paid on interest bearing deposits of 37 basis points. Management attributed the decline in the yield on average loans to the Company's efforts to transact loans with lower risk. Terms which would reduce the level of risk on a loan include stronger sources of repayment, higher levels of collateralization and other terms which are considered more favorable to the Bank. Higher quality loans generally have a lower risk premium over the Bank's reference rate. Additionally, there is increased competition for such higher quality loans from other financial institutions. However, no assurances can be given that the effort to make loans with lower risk will result in fewer delinquencies and lower losses in the future. The increase in the average rate paid on interest-bearing deposits reflected a higher interest rate environment for deposits and a shift in the mix of interest-bearing liabilities toward savings and time deposits which have higher interest rates.

The following table presents an analysis of the components of net interest income for 1998, 1997 and 1996.

                                                                        1998                                           1997
                                                       ---------------------------------------------------------------------------
(Dollars in thousands)                                                Interest         Rates                         Interest
                                                          Average      Income/        Earned/            Average     Income/
                                                          Balance      Expense     2   Paid              Balance     Expense
                                                       ---------------------------------------------------------------------------
ASSETS
Securities available for sale                              $  31,278     $ 1,976         6.32%           $ 30,952      $ 1,973
Securities held to maturity:
  U.S. Treasury securities                                     5,204         310         5.96%              6,575          393
  U.S. Government agency/CMO's                                 7,204         465         6.45%             15,298        1,143
  Municipal securities            (1)                         14,306       1,049         7.34%             12,073          901
Other securities                                               2,150         127         5.89%              1,891          113
Federal funds sold                                            54,481       2,837         5.21%              7,921          434
Loans:     2,3
  Commercial                                                 132,964      13,532        10.18%            113,243       11,810
  Real estate-construction                                    10,055       1,016        10.10%             11,166        1,140
  Real estate-other                                           61,473       6,185        10.06%             64,762        6,420
  Installment and other                                       17,266       1,679         9.72%             20,228        2,020
                                                           ---------------------       -------           ---------------------
  Total Loans                                                221,758      22,412        10.11%            209,399       21,390
                                                           ---------------------       -------           ---------------------
    Total Earning Assets                                     336,381      29,176         8.67%            284,109       26,347
Cash and due from banks                                       19,549                                       17,532
Leasehold improvements and equipment                           1,368                                        1,417
Interest receivable and other assets                           5,152                                        4,809
Foreclosed assets                                                449                                          528
Assets held for sale                                               -                                           43
Less allowance for loan loss                                  (4,304)                                      (4,817)
                                                           ---------                                     --------
TOTAL ASSETS                                               $ 358,595                                     $303,621
                                                           =========                                     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Interest bearing:
    Checking                                               $  27,593         263         0.95%             12,275          232
    Money market                                              89,427       3,025         3.38%             95,776        2,880
    Time and savings                                         110,295       5,482         4.97%             81,537        4,195
    Other borrowed funds                                           -           -                              671           39
                                                           ---------------------       -------           ---------------------
Total interest bearing liabilities                           227,315       8,770         3.86%            190,259        7,346
Demand deposits                                               86,077                                       74,570
Other liabilities                                              4,810                                        2,988
Shareholders' equity                                          40,393                                       35,804
                                                           ----------                                    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 358,595                                     $303,621
                                                           ==========                                    ========

Net Interest Income                                                      $20,407                                       $19,001
                                                                         ========                                      =======

Net Interest Margin                                                                      6.07%
                                                                                       =======

Tax Equivalent Adjustment         (1)                                    $   367                                       $   315
                                                                         ========                                      =======
                                                                                       1996
                                                       ---------------------------------------------------------
(Dollars in thousands)                                       Rates                    Interest            Rates
                                                            Earned/      Average       Income/           Earned/
                                                        2    Paid        Balance       Expense      2     Paid
                                                       ---------------------------------------------------------
ASSETS
Securities available for sale                               6.37%          $ 14,829       $   926         6.24%
Securities held to maturity:
  U.S. Treasury securities                                  5.97%            10,815           660         6.10%
  U.S. Government agency/CMO's                              7.47%            30,545         2,122         6.95%
  Municipal securities            (1)                       7.46%             4,833           348         7.21%
Other securities                                            6.00%             2,481           143         5.76%
Federal funds sold                                          5.47%            11,371           596         5.24%
Loans:     2,3
  Commercial                                               10.43%            82,940         8,682        10.47%
  Real estate-construction                                 10.21%             3,424           360        10.52%
  Real estate-other                                         9.91%            59,289         6,006        10.13%
  Installment and other                                     9.99%            17,944         1,814        10.11%
                                                       ------------------------------------------       -------
  Total Loans                                              10.22%           163,597        16,862        10.31%
                                                       ------------------------------------------       -------
    Total Earning Assets                                    9.27%           238,471        21,657         9.08%
Cash and due from banks                                                      17,094
Leasehold improvements and equipment                                          1,614
Interest receivable and other assets                                          3,644
Foreclosed assets                                                               275
Assets held for sale                                                            658
Less allowance for loan loss                                                 (5,032)
                                                                          ---------
TOTAL ASSETS                                                              $ 256,724
                                                                          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Interest bearing:
    Checking                                                1.89%            24,081           227         0.94%
    Money market                                            3.01%            76,568         2,523         3.29%
    Time and savings                                        5.14%            53,297         2,617         4.91%
    Other borrowed funds                                    5.85%               557            31         5.59%
                                                       ------------------------------------------       -------
Total interest bearing liabilities                          3.86%           154,503         5,398         3.49%
Demand deposits                                                              68,841
Other liabilities                                                             1,991
Shareholders' equity                                                         31,389
                                                                          ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 256,724
                                                                          =========
Net Interest Income                                                                       $16,259
                                                                                          =======
Net Interest Margin                                         6.69%                                         6.82%
                                                       ==========                                       =======
Tax Equivalent Adjustment         (1)                                                     $   122
                                                                                          =======
--------------------------------------------------------------------------------------------------------------------------------

(1) Tax-exempt interest income on municipal securities is computed using a Federal income tax rate of 35%. Interest on municipal securities was $682,000, $586,000, and $226,000 for 1998, 1997 and 1996, respectively. (2) Non-performing loans have been included in the average loan balances. Interest income is included on non-accrual loans only to the extent cash payments have been received. (3) Interest income includes amortized loan fees on commercial loans of $514,000, $442,000, and $409,000 for 1998, 1997 and 1996, respectively; fees on real estate loans of $348,000, $411,000, and $423,000 for 1998, 1997 and
1996, respectively; and fees on installment and other loans of $18,000. $15,000, and $34,000 for 1998, 1997 and 1996, respectively.

The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the years ended December 31, 1998, 1997 and 1996.

                                                                  Analysis of Changes in Interest Income and Expense
                                                                         Increase (Decrease) Due to Change in
(Dollars in thousands)
                                                       1998 over 1997                                    1997 over 1996
                                            --------------------------------------   -----------------------------------------
                                             Average      Average                     Average       Average
                                              Volume   1    Rate     2      Total      Volume    1   Rate     2         Total
                                            --------------------------------------   -----------------------------------------
Increase (decrease) in interest income:
Securities available for sale                  $    21       $  (18)      $     3       $ 1,006       $   41         $  1,047
Securities held to maturity:
  U.S. Treasury securities                         (82)          (1)          (83)         (259)          (8)            (267)
  U.S. Government agencies/CMO's                  (604)         (74)         (678)       (1,059)          80             (979)
  Municipal securities                             165          (17)          148           522           31              553
Other securities                                    16           (2)           14           (35)           5              (30)
Federal funds sold                               2,549         (146)        2,403          (180)          18             (162)
Loans:
  Commercial                                     2,057         (335)        1,722         3,172          (44)           3,128
  Real estate-construction                        (114)         (10)         (124)          815          (35)             780
  Real estate-other                               (326)          91          (235)          555         (141)             414
  Installment and other                           (295)         (46)         (341)          231          (25)             206
                                            -----------  -----------   -----------   -----------   ----------        ---------
 Total Loans                                     1,322         (300)        1,022         4,773         (245)           4,528
                                            -----------  -----------   -----------   -----------   ----------        ---------
Total increase (decrease)                      $ 3,387       $ (558)      $ 2,829       $ 4,768       $  (78)         $ 4,690
                                            -----------  -----------   -----------   -----------   ----------        ---------

(Increase) decrease in interest expense:
Deposits:
  Interest bearing checking                    $  (289)      $  258       $   (31)        $ 111       $ (116)         $    (5)
  Money market                                     182         (327)         (145)         (632)         275             (357)
  Savings and time                              (1,479)         192        (1,287)       (1,387)        (191)          (1,578)
Other borrowed funds                                39            0            39            (6)          (2)              (8)
                                            -----------  -----------   -----------   -----------   ----------        ---------
Total (increase) decrease                       (1,547)         123        (1,424)       (1,914)         (34)          (1,948)
                                            -----------  -----------   -----------   -----------   ----------        ---------
Total change in net interest income            $ 1,841       $ (435)      $ 1,405       $ 2,854       $ (112)         $ 2,742
                                            ===========  ===========   ===========   ===========   ==========        =========

--------------------------------------------------------------------------------
(1) Changes not solely attributed to rate or volume have been allocated to volume. (2) Loan fees are reflected in rate variances.
--------------------------------------------------------------------------------

Provision for Loan Losses. The provision for loans losses is charged to operations and creates an allowance for future loan losses. The amount of the provision is dependent on many factors which include the amount of the allowance for loan losses, growth in the loan portfolio, net charges against the allowance, changes in the composition of the portfolio, the number and dollar amount of delinquent loans, assessment of the overall quality of the portfolio, value of the collateral on problem loans, recommendations by regulatory authorities and general economic conditions among others. The provision for loan loss in 1998 was $150,000, compared to $100,000 in 1997 and $600,000 in 1996.
The provision was reduced to $100,000 in 1997 from $600,000 in 1996 due to the improvement in the overall quality of the loan portfolio and the level of the unallocated reserve as of December 31, 1996. The provision was increased to $150,000 in 1998 due to the growth in average loans outstanding. See "Allowance for Loan Losses".

Non-Interest Income. Non-interest income for 1998 was $1.8 million compared to $1.0 million and $0.8 million for 1997 and 1996 respectively. Customer service fees were $764,000 for 1998 compared to $814,000 for 1997 and $586,000 for 1996.
The decrease in customer service fees in 1998 reflects a reduction in demand for international services including fees earned on letters of credit and currency exchange fees. Other non-interest income for 1998 was $1,018,000 compared to $180,000 and $192,000 for 1997 and 1996 respectively.

Non-recurring income in 1998 included gains on the disposal of foreclosed assets of $552,000 and gains on the disposal of other assets held for sale of $363,000 during the third quarter of 1998.

Non-Interest Expense. Non-interest expense for 1998 totaled $12.5 million, an increase of $0.6 million or 5.0% from 1997. Non-interest expense totaled $11.9 million for 1997, an increase of $1.0 million or 9.3% from 1996. Salaries and employee benefits in 1998 increased $648,000 or 9.4% from 1997 due to increases in staffing levels, management incentive accruals and enhanced employee benefits. Full time equivalent personnel numbered 111 on December 31, 1998 compared to 107 on December 31, 1997. Expenses related to foreclosed assets and loss on sales of foreclosed assets decreased $167,000 to $8,000 for 1998 from 1997 due to the disposition of all properties.

Non-interest expense for 1997 increased $1.0 million or 9.3% to $11.9 million from $10.9 million in 1996. Salaries and employee benefits in 1997 increased $939,000 or 15.7% from 1996. Full time equivalent employees were 107 on December 31, 1997 as compared to 103 on December 31, 1996. Consulting fees for 1998 increased 47.2% or $85,000 as compared to 1997. The increase includes a non-recurring cost containment/revenue enhancement review which was completed in the third quarter of 1998. FDIC insurance increased $29,000 or 1450.0% to $31,000 for 1997 from $2,000 for 1996 due to an increase in assessment rates.
Foreclosed asset expense decreased $184,000 for 1997 from 1996 due to the payment of five years of related property taxes of $202,000 on one foreclosed property.

The following table summarizes the significant components of non-interest expense for 1998, 1997 and 1996.

                                                                            Non-Interest Expense
                                                                                                  Dollar          Percent
(Dollars in thousands)                                              1998            1997          Change           Change
                                                                ----------------------------------------------------------
Salaries and related benefits                                    $ 7,550         $ 6,902           $ 648             9.4%
Occupancy                                                          1,084           1,037              47             4.5%
Equipment                                                            866             887             (21)           (2.4%)
Data processing services                                             363             334              29             8.7%
Telephone and postage                                                325             308              17             5.5%
Consulting fees                                                      265             180              85            47.2%
Marketing                                                            262             189              73            38.6%
Legal fees                                                           238             280             (42)          (15.0%)
Goodwill and core deposit amortization                               193             230             (37)          (16.1%)
FDIC insurance                                                        33              31               2             6.5%
Foreclosed asset expenses                                              8             175            (167)          (95.4%)
Other                                                              1,324           1,367             (43)           (3.1%)
                                                                ----------------------------------------------------------
     Total                                                       $12,511         $11,920           $ 591             5.0%
                                                                ==========================================================

                                                                            Non-Interest Expense
                                                                                                  Dollar          Percent
(Dollars in thousands)                                              1997            1996          Change           Change
                                                                 ---------------------------------------------------------
Salaries and related benefits                                    $ 6,902         $ 5,963           $ 939            15.7%
Occupancy                                                          1,037           1,037               -             0.0%
Equipment                                                            887             883               4             0.5%
Data processing services                                             334             242              92            38.0%
Telephone and postage                                                308             256              52            20.3%
Legal fees                                                           280             202              78            38.6%
Goodwill and core deposit amortization                               230             258             (28)          (10.9%)
Marketing                                                            189             219             (30)          (13.7%)
Consulting fees                                                      180             195             (15)           (7.7%)
Foreclosed asset expenses                                            175             359            (184)          (51.3%)
FDIC insurance                                                        31               2              29          1450.0%
Other                                                              1,367           1,289              78             6.1%
                                                                 ---------------------------------------------------------
     Total                                                       $11,920         $10,905         $ 1,015             9.3%
                                                                 =========================================================

PROVISION FOR INCOME TAXES

The provision for income taxes in 1998 increased to $3.65 million from $2.94 million in 1997 and $1.26 million in 1996. These provisions represent effective tax rates of 40%, 38%, and 23%, respectively. The 1998 and 1997 provisions present more normalized effective tax rates compared to the 1996 provisions which included the tax benefits of prior period operating losses and tax carryforward items. Beginning July 1, 1996, the effective date of quasi-reorganization, certain tax benefits which arose prior to the date of the quasi-reorganization are being reported as a direct adjustment to shareholders' equity.

FINANCIAL CONDITION

Loans. Commercial loans totaled $146.2 million at December 31, 1998, an increase of $11.1 million or 8.2% from December 31, 1997. The Bank's primary lending focus is commercial loans to small businesses and professionals. The Bank's commercial loans are generally made on a short-term basis and are typically secured by accounts receivable, inventory or real estate. The strong regional economy has stimulated the demand for commercial loans, but competition for good quality loans is strong.

Other real estate loans, consisting of loans for land development and "mini-perm" loans, totaled $62.3 million at December 31, 1998 compared to $64.4 million at December 31, 1997. Mini-perm loans are available for completed commercial and retail projects that are primarily owner occupied and are generally granted based on the rental or lease income which is the primary source of repayment to service the loan. Mini-perm loans typically have a term of three to five years and provide for principal and interest payments based on a 15 to 25 year amortization schedule with a balloon payment due at the end of the term. The major risks associated with the origination of mini-perm loans are the ability of the tenant or tenants to maintain the rental or lease payments over the life of the loan and the ability of the borrower to obtain other financing for the balloon payment at maturity.

Real estate construction loans as a percentage of total loans outstanding were 3.3% at December 31, 1998 compared to 5.5% at December 31, 1997. Risks associated with real estate construction lending are generally considered to be higher than risks associated with other forms of lending and accordingly, the Company continues to fund real estate construction commitments on a limited basis with stringent underwriting criteria.

Installment loans include loans to individuals and business customers encompass home equity loans, automobile loans and other personal loans.

The following table summarizes the year end loan balances for the dates shown.

                                                                               December 31
                                                   --------------------------------------------------------------------
(Dollars in thousands)                               1998          1997           1996          1995           1994
                                                   --------------------------------------------------------------------
Commercial                                         $ 146,216     $ 135,140       $ 92,756      $ 70,417       $ 74,164
Real estate-construction                               7,648        12,929          6,608         4,067          5,977
Real estate-other                                     62,328        64,430         64,272        61,752         53,715
Installment and other                                 17,019        20,478         19,757        18,460         20,860
                                                   --------------------------------------------------------------------
     Total Loans                                   $ 233,211     $ 232,977      $ 183,393     $ 154,696      $ 154,716
                                                   ====================================================================

The following table shows the amount of total loans outstanding as of December 31, 1998, both by category of loan, as well as fixed versus floating interest rate which, based upon remaining scheduled repayments of principal, are due within the periods indicated.

                                                                                 Maturity of Loans
                                                           ------------------------------------------------------------
                                                                           After One
                                                            Within         But Within         After
(Dollars in thousands)                                     One Year        Five Years      Five Years        Total
                                                           ------------------------------------------------------------
Commercial                                                 $ 141,345         $ 4,103        $  768           $ 146,216
Real estate- construction                                      7,648               -             -               7,648
Real estate - other                                           48,035           7,620         6,673              62,328
Installment and other                                         16,547             405            67              17,019
                                                           ------------------------------------------------------------
     Total                                                 $ 213,575         $12,128        $7,508           $ 233,211
                                                           ============================================================

Loans with fixed interest rates                            $   4,345         $12,128        $7,508           $  23,981
Loans tied to floating interest rates                        209,230               -             -             209,230
                                                           ------------------------------------------------------------
     Total                                                 $ 213,575         $12,128        $7,508           $ 233,211
                                                           ============================================================


The amounts presented in the table represent the contractual maturities of the related loans and do not consider rollovers (renewals) of loans. Demand loans, loans with no stated schedule of repayments and no stated maturity, and overdrafts are reported as one within one year. The Company does not have a policy to automatically renew loans, rather it considers the request for a renewal in substantially the same manner in which it considers the request for an initial extension of credit.

Foreclosed Assets. There were no foreclosed assets at December 31, 1998 or 1997. The Company transferred $2,478,000 in real estate loans to foreclosed assets during 1998 and transferred $758,000 during 1997. In both 1998 and 1997, the Company was successful in disposing of the foreclosed properties during the same fiscal year.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses, the amount of which is based on many factors. See "Provision for Loan Losses". The allowance is increased by provisions charged against earnings and reduced by net loan charge-offs. Loans are charged off when they are judged to be impaired. A loan is considered impaired when, based on current information and circumstances, it becomes probable that the Company will be unable to collect all amounts due according to the original terms and conditions of the loan agreement. Recoveries of amounts previously charged off are recorded only when cash is received.

The following table summarizes the changes in the allowance for loan losses for the periods shown.

                                                                                      Year Ended December 31
                                                           ----------------------------------------------------------------------
(Dollars in thousands)                                        1998            1997          1996            1995           1994
                                                           ----------------------------------------------------------------------
Balance at beginning of year                                $ 4,351         $ 4,969       $ 4,960         $ 3,216        $ 4,371
Charge-offs:
       Commercial                                               200              16            95             188            786
       Real estate - construction                               150             564           370             885            205
       Real estate - other                                      390             650           476              33            560
       Installment and other                                     95              16           127             310            512
                                                           ----------------------------------------------------------------------
                   Total Charge-Offs                            835           1,246         1,068           1,416          2,063
Recoveries:
       Commercial                                                48              43           242             336            399
       Real estate - construction                               164             139            55             145              1
       Real estate - other                                      487             280           140              34            116
       Installment and other                                     59              66            40              80             17
                                                           ----------------------------------------------------------------------
                   Total Recoveries                             758             528           477             595            533
                                                           ----------------------------------------------------------------------
Net charge-offs                                                  77             718           591             821          1,530
Provision charged to operations                                 150             100           600           2,565            375
                                                           ----------------------------------------------------------------------
Balance at end of year                                      $ 4,424         $ 4,351       $ 4,969         $ 4,960        $ 3,216
                                                           ======================================================================
Ratio of net charge-offs to average loans                      0.03%           0.34%         0.36%           0.55%          0.96%

Although management believes that the allowance for loan losses is adequate for both potential losses of identified credits and estimated inherent losses in the portfolio, future provisions will be subject to continuing evaluations of the portfolio, and if the economy declines or the quality of the loan portfolio deteriorates, additional provisions may be required. See "Provision for Loan Losses."

The table below sets forth the allocations of the allowance for loan loss as of the dates indicated by loan category and the percentage of loans in each loan category relative to total loans.

                                                            Allocation of the Allowance for Loan Losses
                                                                           December 31,
                                                  1998                           1997                             1996
                                          ----------------------------------------------------------------------------------------
(Dollars in thousands)                                Percent of                       Percent of                      Percent of
                                                    loans in each                   loans in each                   loans in each
                                                     category to                      category to                     category to
                                           Amount    total loans          Amount      total loans          Amount     total loans
                                          ----------------------------------------------------------------------------------------
Commercial                                $ 1,955        62.7%           $ 1,487         58.0%            $ 1,554        50.6%
Real estate - construction                     74         3.3%               137          5.5%                169         3.6%
Real estate - other                           624        26.7%             1,001         27.7%              1,162        35.0%
Installment and other                         327         7.3%               235          8.8%                274        10.8%
Unallocated                                 1,444         N/A              1,491          N/A               1,810         N/A
                                          ----------------------------------------------------------------------------------------
     Total                                $ 4,424        100.0%          $ 4,351         100.0%           $ 4,969        100.0%
                                          ----------------------------------------------------------------------------------------

                                                    Allocation of the Allowance for Loan Losses
                                                                   December 31,
                                                          1995                           1994
                                          ----------------------------------------------------------------
(Dollars in thousands)                                      Percent of                         Percent of
                                                          loans in each                     loans in each
                                                           category to                        category to
                                              Amount       total loans            Amount      total loans
                                          ----------------------------------------------------------------
Commercial                                    $ 1,881            45.6%           $ 1,243            47.9%
Real estate - construction                         61             2.6%               254             3.9%
Real estate - other                             1,298            39.9%               609            34.7%
Installment and other                             386            11.9%               313            13.5%
Unallocated                                     1,334              N/A               797              N/A
                                          ----------------------------------------------------------------
     Total                                    $ 4,960           100.0%           $ 3,216           100.0%
                                          ----------------------------------------------------------------

The policy of the Company is to review each loan in the portfolio to identify potential problem credits and to assess the credit quality of each loan in the portfolio. Specific allocations are made for loans where the probability of a loss can be defined and reasonably estimated while the balance of the allocations are based on the size of the portfolio, delinquency trends, historical data, industry averages and general economic conditions in the Company's market area.

Non-Performing Assets. Non-performing assets include loans past due 90 days or more and still accruing, nonaccrual and impaired loans, foreclosed assets and other assets held for sale. The Company's policy is to recognize interest income on the accrual basis unless the loan becomes impaired. A loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are placed on a non-accrual basis and any accrued but uncollected interest is reversed. Thereafter any payments received are applied against principal until principal is fully recovered with subsequent collections recognized as interest income as they are received. For the year ended December 31, 1998, interest income that would have been reported on impaired loans at December 31, 1998 had they performed in accordance with their original terms would have been $15,000. There was no interest income recognized on nonaccrual loans in 1998.

The following table provides information with respect to all non-performing assets.

                                                                                     Non-Performing Assets
                                                                                          December 31,
(Dollars in thousands)                                         1998         1997         1996           1995           1994
                                                            ----------------------------------------------------------------
Loans 90 days or more past due and
  still accruing                                             $  112       $  496       $  322         $  325         $  491
Non-accrual and impaired loans                                  208        3,465        2,811          2,859          3,412
Other assets held for sale                                        -           43          275            275            306
Foreclosed assets                                                 -            -          923            770            600
                                                            ----------------------------------------------------------------
  Total Non-Performing Assets                                $  320       $4,004       $4,331         $4,229         $4,809
                                                            ================================================================
Non-performing assets to period end loans plus
  assets held for sale and foreclosed assets                  0.14%        1.72%        2.35%          2.70%          3.09%
                                                            ================================================================

Potential Problem Loans. At December 31, 1998 there were no loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed in the discussion above that (i) represented or resulted from trends or uncertainties which management anticipated would have a material impact on future operating results, liquidity or capital resources, or (ii) represented material credits about which management was aware of information that would cause serious doubt as to the ability of the borrower to comply with the loan repayment terms.

Investment Portfolio. The Bank invests excess funds in a variety of instruments in order to manage liquidity and enhance profitability. A portion of available funds is invested in liquid investments such as overnight federal funds with the balance invested in investment securities such as U.S. Treasury and Agency securities, as well as tax-exempt municipal bonds. The Company has increased its investment in municipal securities to benefit from the higher after-tax yields on bank qualified municipal securities.

The composition of the Company's portfolio of securities available for sale, securities held to maturity and other securities is shown in the table below at carrying value.

                                                         Securities Available for Sale
                                                       -------------------------------------
                                                                  December 31,
(In thousands)                                           1998           1997           1996
                                                       -------------------------------------
U.S. Treasury obligation                               $12,228        $12,227        $12,207
Obligations of governmental agencies                    18,641         18,870         14,664
                                                       -------------------------------------
   Total                                               $30,869        $31,097        $26,871
                                                       =====================================

                                                            Securities Held to Maturity
                                                       -------------------------------------
                                                                    December 31,
(In thousands)                                           1998            1997          1996
                                                       -------------------------------------
U.S. Treasury obligations                              $    -         $ 5,949        $10,882
Obligations of governmental agencies                    16,290          8,004         19,029
Collateralized mortgage obligations                         61             90            128
Municipal securities                                    16,152         13,237         11,272
                                                       -------------------------------------
   Total                                               $32,503        $27,280        $41,311
                                                       =====================================

                                                                 Other Securities
                                                       -------------------------------------
                                                                    December 31,
(In thousands)                                           1998            1997          1996
                                                       -------------------------------------
Federal Reserve Bank Stock                             $1,227         $1,059         $  974
Federal Home Loan Bank stock                            1,016            931            787
                                                       -------------------------------------
   Total                                               $2,243         $1,990         $1,761
                                                       =====================================

The following tables summarize the maturities and yields of the Company's investment securities at December 31, 1998. Yields have been computed by dividing annual interest income, adjusted for amortization of premium and accretion of discount, by the average carrying value of the securities. Yields on tax-exempt securities have not been adjusted to a fully tax equivalent basis.

                                                                               Securities Available for Sale
                                                                                       Maturing
                                              -----------------------------------------------------------------------------
                                                                              After One                  After Five
                                                   Within One Year         But Within Five Years   But Within Ten Years
                                              -----------------------------------------------------------------------------
(Dollars in thousands)                          Amount         Yield          Amount      Yield     Amount       Yield
U.S. Treasury obligations                      $ 4,056         6.56%         $ 8,172      6.42%        $ -          -%
Obligations of governmental agencies            10,158         6.27%           8,483      6.43%          -          -%
                                              ----------------------------------------------------------------------------
     Total                                     $14,214         6.36%         $16,655      6.43%        $ -          -%
                                              ----------------------------------------------------------------------------
                                                           Securities Available for Sale
                                                                   Maturing
                                                  --------------------------------------------

                                                    After Ten Years              Total
                                                  --------------------------------------------
(Dollars in thousands)                            Amount       Yield      Amount       Yield
U.S. Treasury obligations                            $ -          -%    $ 12,228       6.47%
Obligations of governmental agencies                   -          -%      18,641       6.35%
                                                  -------------------------------------------
     Total                                           $ -          -%    $ 30,869       6.39%
                                                  -------------------------------------------

                                                                            Securities Held to Maturity
                                                                                   Maturing
                                             --------------------------------------------------------------------------
                                                                              After One              After Five
                                                Within One Year         But Within Five Years   But Within Ten Years
                                             --------------------------------------------------------------------------
(Dollars in thousands)                       Amount           Yield          Amount      Yield     Amount       Yield
U.S. Treasury obligations                       $ -              -%             $ -         -%        $ -          -%
Obligations of governmental agencies              -              -%          16,290      5.32%          -          -%
Collateralized mortgage obligations               -              -%               -         -%         61       8.50%
Municipal securities                              -              -%           1,996      4.61%     10,884       4.81%
                                             --------------------------------------------------------------------------
     Total                                      $ -              -%        $ 18,286      5.24%    $10,945       4.83%
                                             --------------------------------------------------------------------------
Securities Held to Maturity
                                                                       Maturing
                                                  ---------------------------------------------

                                                    After Ten Years              Total
                                                  ---------------------------------------------
(Dollars in thousands)                              Amount       Yield      Amount       Yield
U.S. Treasury obligations                           $    -          -%     $     -          -%
Obligations of governmental agencies                     -          -%      16,290       5.32%
Collateralized mortgage obligations                      -          -%          61       8.50%
Municipal securities                                 3,272       4.62%      16,152       4.74%
                                                  ---------------------------------------------
     Total                                          $3,272       4.62%     $32,503       5.04%
                                                  ---------------------------------------------

                                                                                Other Securities
                                                                                    Maturing
                                      --------------------------------------------------------------------------------------------
                                                                      After One              After Five
                                          Within One Year       But Within Five Years   But Within Ten Years     After Ten Years
                                      --------------------------------------------------------------------------------------------
(Dollars in thousands)                 Amount          Yield        Amount      Yield     Amount       Yield    Amount       Yield
Federal Reserve Bank stock            $ 1,227          6.00%           $ -         -%        $ -          -%       $ -          -%
Federal Home Loan Bank stock                -             -%             -         -%      1,016       6.43%         -          -%
                                      --------------------------------------------------------------------------------------------
     Total                            $ 1,227          6.00%           $ -         -%    $ 1,016       6.43%       $ -          -%
                                      --------------------------------------------------------------------------------------------
                                                    Other Securities
                                                        Maturing
                                                  --------------------

                                                            Total
                                                  --------------------
(Dollars in thousands)                             Amount       Yield
Federal Reserve Bank stock                         $1,227       6.00%
Federal Home Loan Bank stock                        1,016       6.43%
                                                  --------------------
     Total                                         $2,243       6.20%
                                                  --------------------

As of December 31, 1998 no securities of a single issuer in the investment portfolio exceeded ten percent of the Company's shareholders' equity.

Deposits. The table below sets forth certain information regarding trends in the Bank's average deposits for 1998, 1997, and 1996.

                                                  Average Deposits for the Year Ended December 31,
                                            1998                        1997                        1996
                                         --------------------------------------------------------------------------
(Dollars in thousands)                     Amount          %          Amount          %           Amount         %
                                         --------------------------------------------------------------------------
Demand                                   $ 86,077      27.5%        $ 74,570      28.2%         $ 68,841     30.9%
Interest-bearing checking                  27,593       8.8%          12,275       4.6%           24,081     10.8%
Money market                               89,427      28.5%          95,776      36.3%           76,568     34.4%
Savings and time                          110,295      35.2%          81,537      30.9%           53,297     23.9%
                                         --------------------------------------------------------------------------
     Total                               $313,392     100.0%        $264,158     100.0%         $222,787    100.0%
                                         =========================================================================

Average deposits increased $49.2 million or 18.6% in 1998 to $313.4 million from $264.2 million in 1997. The increase in 1997 was $41.4 million or 18.6% from 1996 of $222.8 million. The increase in deposits in 1998 was attributed to an increase in average deposits maintained by various loan customers and one time deposit of $15 million which was on deposit during the fourth quarter of 1998.

Average time certificates of deposit over $100,000 constituted 31.9%, 24.3%, and 20.5% of total average deposits for 1998, 1997, and 1996, respectively. Average public time deposits constituted 1.0%, 1.5%, and 1.5% of average total deposits for 1998, 1997, and 1996, respectively. All public time certificates of deposit were from local government agencies located in Alameda County.

At December 31, 1998, certificates of deposit over $100,000 totaling $94.3 million or 27.5% of total deposits were scheduled to mature within a year. At December 31, 1997, certificates of deposit over $100,000 totaling $60.6 million or 21.4% of total deposits were scheduled to mature within a year. Certificates of deposit over $100,000 are generally considered a higher cost and less stable form of funding than lower denomination deposits and may represent a greater risk of interest rate and volume volatility than small retail deposits. Management believes that the presumed volatility of such deposits presents acceptable risk and payment of such certificates of deposit would not have a material impact on the liquidity position of the Company. The Company has no brokered deposits and does not intend to solicit such deposits.

Time certificates of deposit over $100,000 or more at December 31, 1998 had the following schedule of maturities.

(In thousands)
Three months or less                                   $ 41,128
Over three months through six months                     44,005
Over six months through twelve months                     9,119
Over twelve months                                        5,646
                                                       --------
                          Total                        $ 99,898
                                                       ========

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. Liquidity management refers to the Bank's ability to acquire funds to meet loan demand, fund deposit withdrawals and service other liabilities as they come due. To augment liquidity, the Bank has informal Federal funds borrowing arrangements with correspondent banks totaling $35.0 million, maintains a credit arrangement with the Federal Reserve Bank of San Francisco for open window borrowing and is a member of the Federal Home Loan Bank of San Francisco and through such membership has the ability to pledge qualifying collateral for short term (up to six months) and long term (up to five years) borrowing. At December 31, 1998 and 1997 there were no outstanding advances under any of these facilities.

Additionally, at December 31, 1998, unpledged U.S. government securities that were available to secure additional borrowing in the form of reverse repurchase agreements totaled approximately $38.9 million. At December 31, 1998 and 1997, the Bank had no outstanding borrowings under such arrangements.

The liquidity position of the Company as of December 31, 1998 improved from the prior year as cash and cash equivalents provided from operating and financing activities exceeded cash and cash equivalents required by investing activities. The Consolidate Statement of Cash Flows indicates that cash and cash equivalents provided by operating and financing activities were $7.3 million and $56.3 million respectively. Cash and cash equivalents totaling $5.1 million were used in the Company's investing activities to purchase additional securities and to fund the growth in the loan portfolio. The remaining $56.6 million of cash flows increased the balance of cash and equivalents as of December 31, 1998.

The liquidity position of the Company may be expressed as the ratio of (a) cash, Federal funds sold, other unpledged short term investments and marketable securities, including those maturing after one year, divided by (b) total assets less pledged securities. Using this definition, at December 31, 1998, the Company had a liquidity ratio of 38.2% compared to 25.6% at December 31, 1997. The increase in the liquidity ratio at December 31, 1998 was due to the volume of sales of Federal funds of $73 million on December 31, 1998 as compared to $13 million at December 31, 1997.

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

Capital Resources. Shareholders' equity was $41.8 million at December 31, 1998, an increase of $3.1 million or 8.1% from $38.7 million at December 31, 1997. Capital was increased by the $5.5 million of net income for 1998 and the recognition of $978,000 of deferred tax assets which originated prior to the quasi-reorganization of 1996. Net capital of $3.5 million was used in stock repurchase activities, net of proceeds received from stock option exercises.
The Company repurchased 240,000 shares in 1998.

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

At December 31, 1998, the Company's total risk-based capital ratio was 15.39%. The following table sets forth the Company's regulatory capital position as of December 31, 1998.

                                                         Risk-Based Capital Ratios
                                                     ---------------------------------
(Dollars in thousands)                                   Amount                 Ratio
                                                     ---------------------------------
Tier 1 Capital                                         $ 40,766                14.14%
Tier 1 minimum requirement                               11,535                 4.00%
                                                     ---------------------------------
Excess                                                 $ 29,231                10.14%
                                                     ---------------------------------

Total Capital                                          $ 44,381                15.39%
Total Capital minimum requirement                        23,070                 8.00%
                                                     ---------------------------------
Excess                                                 $ 21,311                 7.39%
                                                     ---------------------------------
Risk-adjusted assets                                   $288,372
                                                     -----------

Leverage ratio                                                                 10.20%
Leverage ratio minimum requirement                                              4.00%
                                                                            ----------
Excess                                                                          6.20%
                                                                            ----------

The leverage ratio guidelines effectively require maintenance of a minimum ratio of 4% Tier 1 capital to total assets for the most highly-rated bank holding company organizations. The leverage guidelines operate in tandem with and are in addition to the risk-based ratio requirements. At December 31, 1998, the Company's leverage ratio was 10.20%. The Company has not been advised by any regulatory agency that it is deficient with respect to its capital ratios. Management is unaware of any current recommendations by regulatory authorities which, if implemented, would have a material adverse impact on future operating results, liquidity or capital resources.

QUARTERLY DATA

The following table sets forth unaudited data regarding the Company's operations for each quarter of 1998 and 1997. This information, in the opinion of management, includes all adjustments necessary to present fairly the Company's results of operations for such periods, consisting only of normal recurring adjustments for the periods indicated. Results for the third quarter of 1998 included gains of the disposal of foreclosed assets and other assets held for sale. See "Non-Interest Income." The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                           Quarter Ended
                                             Dec 31,    Sep 30,    June 30,    Mar 31    Dec 31,    Sep 30,    June 30,    Mar 31
                                              1998       1998        1998       1998      1997       1997        1997       1997
                                          ------------------------------------------------------------------------------------------
(In thousands except per share data)
Total interest income                       $   7,496  $   7,396  $   7,084   $   6,833 $   6,932  $   6,779  $   6,402   $   5,919
Total interest expense                          2,469      2,249      2,037       2,015     1,979      1,941      1,791       1,635
Net interest income                             5,027      5,147      5,047       4,818     4,953      4,838      4,611       4,284
Provision for loan losses                          37         38         37          38        25         25         25          25
Net income                                      1,285      1,775      1,275       1,175     1,300      1,250      1,250       1,050
Per Common Share
   Net income - basic                       $    0.29  $    0.39  $    0.28   $    0.25 $    0.28  $    0.27  $    0.24   $    0.23
   Net Income - diluted                     $    0.28  $    0.37  $    0.26   $    0.24 $    0.27  $    0.26  $    0.23   $    0.22

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial performance is impacted by market risk, among other factors. Market Risk is the risk to the financial condition or earnings of an institution resulting from adverse movements in interest rates, foreign exchange rates, equity prices or commodity prices. Interest rate risk is the most significant market risk affecting the Company as foreign currency exchange rates, equity prices and commodity price risk do not arise in the normal course of the Company's business activities.

The Company's exposure to interest rate risk is reviewed monthly by the Risk Management Committee composed of members of management and the Board of Directors. Management realizes that certain risks are inherent in the financial environment and the objective of the risk management process is to identify, measure, and where possible minimize interest rate risk. Financial tools used in this process include the standard gap report and an interest rate shock simulation model. The condensed gap report summarizing the Company's interest rate sensitivity follows.

                                                                                     Repricing
                                       ----------------------------------------------------------------------------------------
(Dollars in thousands)                                  Within 3    WIthin 3 to 6  Within 6 to 12 Within 1 to 5   More than
                                         Immediate       Months         Months         Months         Years        5 years
                                       ----------------------------------------------------------------------------------------
                 Assets
Cash                                   $          -     $       -      $       -     $        -     $        -      $        -
Short-term investments                       73,028             -              -              -              -               -
Other Investments                                 -             -              -              -              -               -
Investment Securities                             -         2,996          3,030          8,062         35,068          14,216
Loans                                       200,555         6,611          1,811          3,790         12,514           7,930
Reserve and Other assets                          -             -              -              -              -               -
                                       ----------------------------------------------------------------------------------------
             Total Asssets             $    273,583     $   9,607      $   4,841     $   11,852     $   47,582      $   22,146
                                       ----------------------------------------------------------------------------------------

        Liabilities and Capital
Demand Deposits                        $          -     $       -      $       -     $        -     $        -      $        -
NOW, Savings and Market Rate                150,151             -              -              -              -               -
Time Deposits                                     -        76,034         23,840         16,831          4,659              17
Other Liabilities                                 -             -              -              -              -               -
Capital                                           -             -              -              -              -               -
                                       ----------------------------------------------------------------------------------------
     Total Liabilities and Capital     $    150,151     $  76,034      $  23,840     $   16,831     $    4,659      $       17
                                       ----------------------------------------------------------------------------------------

Gap                                         123,432       (66,427)       (18,999)        (4,979)        42,923          22,129
Cumulative gap                              123,432        57,005         38,006         33,027         75,950          98,079

(Dollars in thousands)
                                         Non-rate        Total
                                       ----------------------------
                 Assets
Cash                                   $      15,276     $  15,276
Short-term investments                             -        73,028
Other Investments                              2,243         2,243
Investment Securities                              -        63,372
Loans                                              -       233,211
Reserve and Other assets                       2,450         2,450
                                       ----------------------------
             Total Asssets             $      19,969     $ 389,580
                                       ----------------------------

        Liabilities and Capital
Demand Deposits                        $      71,417     $  71,417
NOW, Savings and Market Rate                       -       150,151
Time Deposits                                      -       121,381
Other Liabilities                              4,817         4,817
Capital                                       41,814        41,814
                                       ----------------------------
     Total Liabilities and Capital     $     118,048     $ 389,580
                                       ----------------------------

Gap                                          (98,079)            -
Cumulative gap                                     -             -

The gap report indicates the Company is asset sensitive having a higher volume of assets reprice relative to liabilities due to the volume of overnight Federal fund sales and a high percentage of floating rate loans. The cumulative gap is largest in the immediately repriceable time band and decreases over time through one year. Such a scenario would suggest an immediate negative impact on the Company's net interest margin from decreases in interest rates the magnitude of which declines over time. Using the one-year cumulative gap, the projected impact on net interest margin of a 1% rate shock is $330,037 or 1.65% of the net interest margin reported for 1998 which is considered an acceptable level of risk. However, the computation of forecasted effects of hypothetical interest rate changes is based on numerous assumptions, including relative levels of market interest rates, loan prepayments or refinancings, deposit decay and other factors and therefore should not be relied upon as a forecast of future results. Further, such computations do not include the impact of any actions which might be undertaken by the Company in response to changes in interest rates.

Derivative financial instruments such as futures, forwards, interest rate swaps, option contracts and other financial instruments with similar characteristics may also be used to manage elements of interest rate risk. The Company does not engage in trading activities or use derivative instruments to control interest rate risk. However, the Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers which include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Company. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Commitments to extend credit and standby letters of credit are not recorded as an asset or liability by the Company until the instrument is exercised.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See index to Financial Statements and Schedules included on page 33 of this report.

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

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statement Schedule
The following is an index of the financial statements filed in this report:

CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Page
                                                                      ----
 Independent Auditors' Report - KPMG  LLP.............................  37
 Consolidated Balance Sheets as of December 31, 1998
 and December 31, 1997................................................  38
 Consolidated Statements of Income for the years ended
 December 31, 1998, December 31, 1997 and December 31, 1996...........  39
 Consolidated Statements of Comprehensive Income for the years ended
 December 31, 1998, December 31, 1997 and December 31, 1996...........  40
 Consolidated Statements of Changes in Shareholders' Equity for the
 years ended December 31, 1998, December 31, 1997 and
 December 31, 1996....................................................  41
 Consolidated Statements of Cash Flow for the years ended
 December 31, 1998, December 31, 1997 and December 31, 1996...........  42
 Notes to Consolidated Financial Statements...........................  43

Information required in the schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission either is not applicable or is shown in the Consolidated Financial Statements or Notes thereto.

(b) Reports on Form 8-K
No reports on Form 8-K were filed for the three months ended December 31, 1998.

(c) Exhibits
The exhibits listed below are filed or incorporated by reference, as part of this report pursuant to Item 601 of Regulation S-K.

                                                                                Sequentially
                                                                                  Numbered
                                                                                    Page
                                                                                  --------
Exhibit
Number    Exhibit
------    -------
3.1 (5)   Restated Articles of Incorporation of the Company.................             -
3.2 (1)   Bylaws of the Company.............................................             -
3.3 (2)   Amendment to Article Five of bylaws adopted January 20, 1988......             -
3.4 (7)   Amendment to Article Four of the bylaws adopted July 15, 1992.....             -
4  (14)   Rights Agreement between Civic BanCorp and ChaseMellon
          Shareholder Services LLC dated as of November 8, 1996 including
          Form of Right Certificate attached thereto as Exhibit B...........             -
10.1 (1)* 1984 Stock Option Plan and Form of Stock Option Agreement.........             -
10.2 (2)* Amendment to 1984 Stock Option Plan adopted November 20, 1985.....             -

10.3 (3)* Amendment No. 2 to 1984 Stock Option Plan adopted February 18, 1988......      -
10.4 (3)* Amendment No. 3 to 1984 Stock Option Plan adopted May 7, 1988............      -
10.5 (7)* Amendment No. 4 to 1984 Stock Option Plan adopted May 3, 1990............      -
10.7 (6)  Lease for bank premises in Oakland dated December 21, 1989
          between Bank and Blue Cross of California as sublessor...................      -
10.10     Lease for Bank premises in Oakland dated April 13, 1994 between
          Bank and Webster Street Partners, Ltd., a California limited
          partnership, as lessor...................................................      -
10.12*(8) Employment agreement between the Bank and Herbert C. Foster
          dated December 31, 1992..................................................      -
10.13*(9) 1994 Stock Option Plan...................................................      -
10.14(10) Servicing Rights and Servicing Contracts Purchase Agreement
          dated as of September 1, 1994 between the Bank and United
          National Mortgage Corporation............................................      -
10.15(12) 1995 Non-employee Director Stock Option Plan.............................      -
10.16(13) CivicBank of Commerce Profit Sharing Retirement Plan
21        List of Subsidiaries.....................................................
23.1      Consent of KPMG LLP as to incorporation by reference
          of report on financial statements in Form S-8............................
27        Financial Data Schedule..................................................

          * Management contract, compensation plan or arrangement
--------------------------------------------------------------------------------

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


                         CIVIC BANCORP

                         By:/s/ Herbert C. Foster
                            -----------------------
                            Herbert C. Foster
                            President and Chief Executive Officer

                         Date: March 19, 1999
                               --------------------


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
Edward G. Roach, Director          Barclay Simpson, Director


                                   /s/ Wayne Doiguchi
                                   ------------------
Date:  March 19, 1999              Wayne Doiguchi, Director
      --------------------

INDEPENDENT AUDITORS' REPORT
----------------------------


The Board of Directors
Civic BanCorp:

We have audited the accompanying consolidated balance sheets of Civic BanCorp and subsidiary (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Civic BanCorp and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

/S/ KPMG LLP



Oakland, California
January 20, 1999

CIVIC BANCORP AND SUBSIDIARY
----------------------------

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1998 AND 1997 (In Thousands Except Shares)
-------------------------------------------------------------

                                                                                                 1998                     1997
                                                                                               --------                ---------
ASSETS
------
Cash and due from banks                                                                        $ 15,276                 $ 16,503
Federal funds sold                                                                               73,028                   13,230
                                                                                               --------                ---------
   Total cash and cash equivalents                                                               88,304                   29,733
Securities available for sale                                                                    30,869                   31,097
Securities held to maturity (market value
   of $33,218 and $27,727, respectively)                                                         32,503                   27,280
Other securities                                                                                  2,243                    1,990
Loans:
  Commercial                                                                                    146,216                  135,140
  Real estate-construction                                                                        7,648                   12,929
  Real estate-other                                                                              62,328                   64,430
  Installment and other                                                                          17,019                   20,478
                                                                                               --------                ---------
  Total loans                                                                                   233,211                  232,977
  Less allowance for loan losses                                                                  4,424                    4,351
                                                                                               --------                ---------
  Loans - net                                                                                   228,787                  228,626
Interest receivable and other assets                                                              5,316                    5,259
Leasehold improvements and equipment - net                                                        1,558                    1,435
                                                                                               --------                ---------
TOTAL ASSETS                                                                                   $389,580                $ 325,420
                                                                                               ========                =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
LIABILITIES:
Deposits:
  Noninterest bearing                                                                          $ 71,417                $  89,823
  Interest-bearing:
    Checking                                                                                      6,231                    6,950
    Money market                                                                                139,851                   95,770
    Time and savings                                                                            125,450                   90,607
                                                                                               --------                ---------
  Total deposits                                                                                342,949                  283,150
Accrued interest payable and other liabilities                                                    4,817                    3,583
                                                                                               --------                ---------
  Total liabilities                                                                             347,766                  286,733

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock no par value; authorized
   10,000,000 shares; none issued and outstanding                                                     -                        -
Common stock no par value; authorized
   10,000,000 shares; issued and outstanding,
   4,444,002 and 4,619,768 shares, respectively                                                  32,723                   35,149
Retained earnings, (subsequent to July 1,1996
  date of quasi-reorganization, total deficit
  eliminated $5.5 million)                                                                        8,797                    3,287
Accumulated other comprehensive income                                                              294                      251
                                                                                               --------                ---------
  Total shareholders' equity                                                                     41,814                   38,687
                                                                                               --------                ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                     $389,580                $ 325,420
                                                                                               ========                =========

See notes to consolidated financial statements.

CIVIC BANCORP AND SUBSIDIARY
----------------------------

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (In Thousands Except Shares and Per Share Amounts)
-----------------------------------------------------------

                                                                1998                      1997                     1996
                                                        ---------------------     ---------------------    ---------------------
INTEREST INCOME:
Loans                                                             $   22,412                $   21,390               $   16,862
Taxable investment securities                                          2,878                     3,622                    3,851
Tax exempt securities                                                    682                       586                      226
Federal funds sold                                                     2,837                       434                      596
                                                                 -----------                ----------               ----------
Total Interest Income                                                 28,809                    26,032                   21,535

INTEREST EXPENSE:
Deposits                                                               8,770                     7,307                    5,367
Other borrowings                                                           -                        39                       31
                                                                 -----------                ----------               ----------
Total Interest Expense                                                 8,770                     7,346                    5,398
                                                                 -----------                ----------               ----------
NET INTEREST INCOME                                                   20,039                    18,686                   16,137
Provision for loan losses                                                150                       100                      600
                                                                 -----------                ----------               ----------
Net Interest Income After
  Provision for Loan Losses                                           19,889                    18,586                   15,537

NON-INTEREST INCOME:
Customer service fees                                                    764                       814                      586
Gain on sale of other assets held for sale                               915                         -                        -
Other                                                                    103                       180                      192
                                                                 -----------                ----------               ----------
Total Non-Interest Income                                              1,782                       994                      778

NON-INTEREST EXPENSE:
Salaries and employee benefits                                         7,550                     6,902                    5,963
Occupancy                                                              1,084                     1,037                    1,037
Equipment                                                                866                       887                      883
Data processing services                                                 363                       334                      242
Telephone and postage                                                    325                       308                      256
Consulting fees                                                          265                       180                      195
Marketing                                                                262                       189                      219
Legal fees                                                               238                       280                      202
Goodwill and core deposit amortization                                   193                       230                      258
FDIC insurance                                                            33                        31                        2
Foreclosed asset expense                                                   8                       175                      316
Loss on sale of foreclosed assets                                          -                         -                       43
Other                                                                  1,324                     1,367                    1,289
                                                                 -----------                ----------               ----------
Total Non-Interest Expense                                            12,511                    11,920                   10,905
                                                                 -----------                ----------               ----------
INCOME BEFORE INCOME TAXES                                             9,160                     7,660                    5,410
Income tax expense                                                     3,650                     2,935                    1,260
                                                                 -----------                ----------               ----------
NET INCOME                                                       $     5,510                $    4,725               $    4,150
                                                                 ===========                ==========               ==========

NET INCOME PER COMMON SHARE - BASIC                              $      1.21                $     1.02               $     0.88
                                                                 ===========                ==========               ==========
NET INCOME PER COMMON SHARE - DILUTED                            $      1.15                $     0.98               $     0.86
                                                                 ===========                ==========               ==========

Weighted average shares outstanding used
  to compute basic net income per common share                     4,563,903                 4,617,104                4,727,904
Dilutive effects of stock options                                    224,268                   220,965                  101,639
                                                                 -----------                ----------               ----------
Total diluted weighted average shares outstanding
  used to compute diluted net income per common share              4,788,171                 4,838,069                4,829,543
                                                                 ===========                ==========               ==========

See notes to consolidated financial statements.

CIVIC BANCORP AND SUBSIDIARY
----------------------------
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
-----------------------------------------------

(In thousands except shares and per share amounts)

                                                                            For the YearEnded December 31,
                                                                  ----------------------------------------------
                                                                    1998               1997              1996
                                                                  --------           --------          ---------
Net Income                                                        $ 5,510            $ 4,725           $  4,150

Other Comprehensive Income:
Change in unrealized gain on securities available for sale             71                141                258
Income tax expense related to unrealized gain
  on securities available for sale                                    (28)               (58)              (110)
                                                                  -------            -------           --------
Other Comprehensive Income                                             43                 83                148
                                                                  -------            -------           --------
COMPREHENSIVE INCOME                                              $ 5,553            $ 4,808           $  4,298
                                                                  -------            -------           --------

See notes to consolidated financial statements

CIVIC BANCORP AND SUBSIDIARY
----------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(In Thousands Except Shares)
--------------------------------------------------------------------------------

                                                                                                                ACCUMULATED
                                                                                                                   OTHER
                                                         ......COMMON STOCK.......           RETAINED           COMPREHENSIVE
                                                         SHARES             AMOUNT           EARNINGS             INCOME
                                                     ----------------   ---------------   ----------------   ------------------
Balance, January 1, 1996                                   4,488,485    $     36,751           $ (7,411)           $    20
 Stock options exercised                                      43,410             277
 Stock repurchased                                          (100,000            (986)
 Transfer of retained deficit to paid-in capital
    to effect quasi-reorganization as of July 1, 1996                         (5,501)             5,501
 Net income                                                                                       4,150
 Recognition of net deferred tax assets
   originating prior to quasi-reorganization                                   1,198
 Net unrealized gain on securities available for sale                                                                  148
                                                         -----------      ----------           --------        -----------
Balance, December 31, 1996                                 4,431,895          31,739              2,240                168
 Stock options exercised                                      47,571             308
 Tax benefit of stock options exercised                                          119
 Stock repurchased                                           (79,100)           (994)
 5% stock dividend                                           219,402           3,675             (3,678)
 Recognition of net deferred tax assets
   originating prior to quasi-reorganization                                     302
 Net Income                                                                                       4,725
 Net unrealized gain on securities available for sale                                                                   83
                                                         -----------      ----------           --------        -----------
Balance, December 31, 1997                                 4,619,768          35,149              3,287                251
 Stock options exercised                                      64,234             406
 Tax benefit of stock options exercised                                           49
 Stock repurchased                                          (240,000)         (3,859)
 Recognition of net deferred tax assets
   originating prior to quasi-reorganization                                     978
 Net Income                                                                                       5,510
 Net unrealized gain on securities available for sale                                                                   43
                                                         -----------      ----------           --------        -----------
Balance, December 31, 1998                                 4,444,002      $   32,723           $  8,797        $       294
                                                         -----------      ----------           --------        -----------

                                                                       TOTAL
                                                                 ----------------
Balance, January 1, 1996                                            $  29,360
  Stock options exercised                                                 277
  Stock repurchased                                                      (986)
  Transfer of retained deficit to paid-in capital
     to effect quasi-reorganization as of July 1, 1996                      -
  Net income                                                            4,150
  Recognition of net deferred tax assets
    originating prior to quasi-reorganization                           1,198
  Net unrealized gain on securities available for sale                    148
                                                                    ---------
Balance, December 31, 1996                                             34,147
  Stock options exercised                                                 308
  Tax benefit of stock options exercised                                  119
  Stock repurchased                                                      (994)
  5% stock dividend                                                        (3)
  Recognition of net deferred tax assets
    originating prior to quasi-reorganization                             302
  Net Income                                                            4,725
  Net unrealized gain on securities available for sale                     83
                                                                    ---------
Balance, December 31, 1997                                             38,687
  Stock options exercised                                                 406
  Tax benefit of stock options exercised                                   49
  Stock repurchased                                                    (3,859)
  Recognition of net deferred tax assets
    originating prior to quasi-reorganization                             978
  Net Income                                                            5,510
  Net unrealized gain on securities available for sale                     43
                                                                    ---------
Balance, December 31, 1998                                          $  41,814
                                                                    ---------


See notes to consolidated financial statements.

CIVIC BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(In Thousands)

                                                                                       1998              1997           1996
                                                                                       ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                           $ 5,510           $ 4,725      $ 4,150
  Adjustments to reconcile net income to
    net cash provided by operating activities:
       Provision for loan losses                                                           150               100          600
       Depreciation and amortization                                                     1,015             1,105          862
       (Gain) write-down on foreclosed assets                                             (915)              (65)          66
       Net loss on other assets owned                                                        -                 -           50
       Amortization of deferred loan fees                                                   (8)               75          (36)
  Change in other assets and liabilities:
        (Increase) decrease in interest receivable and other assets                       (132)             (221)        (176)
        Increase in accrued interest and other liabilities                               1,672             2,061          203
                                                                                       ---------------------------------------
Net cash provided by operating activities                                                7,292             7,780        5,719

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                    (638)             (547)        (434)
  Paydown on assets held for sale                                                          406               232            -
  Net increase in loans                                                                 (2,781)          (51,135)     (29,927)
  Expenditures on foreclosed assets                                                        (62)                -            -
  Proceeds from sales of foreclosed assets                                               3,492             1,746          456
  Activity in securities held to maturity:
        Proceeds from maturities                                                        14,029            16,028       18,361
        Purchases of securities                                                        (19,513)           (2,232)      (8,392)
  Activity in securities available for sale:
        Proceeds from maturities                                                             -                 -       10,000
        Purchases of securities                                                              -            (4,382)     (26,752)
                                                                                       ---------------------------------------
Net cash used in investing activities                                                   (5,067)          (40,290)     (36,688)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                                                59,799            16,703       46,349
Proceeds from exercise of stock options                                                    406               308          277
Purchase of common stock                                                                (3,859)             (994)        (986)
Cash paid in lieu of fractional shares                                                       -                (3)           -
                                                                                       ---------------------------------------
Net cash provided by financing activities                                               56,346            16,014       45,640

NET  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   58,571           (16,496)      14,671
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        29,733            46,229       31,558
                                                                                       ---------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $88,304           $29,733      $46,229
                                                                                       ---------------------------------------

OTHER CASH FLOW INFORMATION:
Cash paid for interest                                                                 $ 8,235           $ 7,001      $ 5,140
Cash paid for income taxes                                                               2,631             2,426        1,882
Transferred from retained earnings to
    common stock due to stock dividend                                                       -             3,675            -
Loans transferred to other real estate owned                                             2,478               758          675


See notes to consolidated financial statements.

CIVIC BANCORP AND SUBSIDIARY
----------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------

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

     All nonrefundable loan origination fees and commitment fees, net of related costs, are deferred and amortized over the term of the loan, or until the loan is sold, as an adjustment to the yield of the related loan. At December 31, 1998 and 1997, the amount of unamortized loan fees was approximately $636,000 and $644,000, respectively.

     Allowance for loan losses  - The allowance for loan losses is established
     -------------------------
     through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. While management uses available information to determine the allowance for possible losses on loans, future additions to the allowance may be necessary based on changes in economic conditions or for other reasons. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments of information available to them at the time of their examination.

     Leasehold improvements and equipment - Leasehold improvements and equipment
     ------------------------------------
     are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expenses are computed on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease terms (generally 2-5 years). Costs of improvements are capitalized, and maintenance, repairs and minor improvements are expensed as incurred.

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

     Net income per common share - The Company adopted Statement of Financial
     ---------------------------
     Accounting Standards (SFAS) No. 128 "Earnings Per Share" at December 31, 1997, which specifies the computation, presentation and disclosure requirements for earnings per share. All prior periods have been adjusted to conform to this statement. Additionally, weighted average shares outstanding and per share amounts for all periods presented have been adjusted to give effect for a 5% stock dividend paid in November 1997. There were no stock dividends in 1998.

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

     Comprehensive Income - On January 1, 1998, the Company adopted SFAS No.
     --------------------
     130, "Reporting Comprehensive Income". This statement establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. The Company has displayed a separate statement of Comprehensive Income.

     Segment Reporting - The Company adopted SFAS No. 131, "Disclosures About
     -----------------
     Segments of an Enterprise and Related Information", however, since management views the Company as operating in only one segment, separate reporting of financial information and SFAS No. 131 is not considered necessary. Management approaches the Company's principal subsidiary, the bank, as one business enterprise which operates in a single economic environment, since the products and services, types of customers and regulatory environment all have similar economic characteristics.

     Disclosures about Pensions - In 1998, the Company adopted SFAS No. 132,
     --------------------------
     "Employers' Disclosure About Pensions and Other Post Retirement Benefits." SFAS No. 132 changes disclosure only on applicable defined benefit or post retirement plans. The Company currently has no such plans.

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

     New Accounting Pronouncements - In June 1998, the FASB issued SFAS No. 133,
     -----------------------------
     "Accounting for Derivative Instruments and Hedging Activities." This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The Company expects to adopt this statement January 1, 2000. The Company has not completed its evaluation of the impact of its adoption, however, management does not believe it will have a significant impact on the Company's consolidated financial statements.

     Reclassifications - Certain 1997 and 1996 amounts have been reclassified to
     -----------------
     conform with the 1998 presentation.

2.   SECURITIES

     The amortized cost and estimated market values of securities available for sale, securities held to maturity and other securities as of December 31, 1998 and 1997 are summarized as follows (in thousands):

                                                                        Securities Available for Sale
                                                      -----------------------------------------------------------------------
                                                          Amortized        Unrealized         Unrealized              Market
                                                               Cost              Gain               Loss               Value
                                                      --------------    --------------     --------------    ----------------
     December 31, 1998:
     U.S. Treasury obligations                             $ 12,013             $ 215                $ -            $ 12,228
     U.S. agency securities                                  18,366               275                  -              18,641
                                                      --------------    --------------     --------------    ----------------
     Total                                                 $ 30,379             $ 490                $ -            $ 30,869
                                                      ==============    ==============     ==============    ================

     December 31, 1997:
     U.S. Treasury obligations                             $ 12,028             $ 199                $ -            $ 12,227
     U.S. agency securities                                  18,650               220                  -              18,870
                                                      --------------    --------------     --------------    ----------------
     Total                                                 $ 30,678             $ 419                $ -            $ 31,097
                                                      ==============    ==============     ==============    ================
                                                                        Securities Held to Maturity
                                                      -----------------------------------------------------------------------
                                                          Amortized        Unrealized         Unrealized              Market
                                                               Cost              Gain               Loss               Value
                                                      --------------    --------------     --------------    ----------------
     December 31, 1998:
     U.S. agency securities                                $ 16,290             $ 131              $ (21)           $ 16,400
     Collateralized mortgage obligations                         61                 3                  -                  64
     Municipal securities                                    16,152               627                (25)             16,754
                                                      --------------    --------------     --------------    ----------------
     Total                                                 $ 32,503             $ 761              $ (46)           $ 33,218
                                                      ==============    ==============     ==============    ================

     December 31, 1997:
     U.S. Treasury obligations                              $ 5,949              $ 19                $ -             $ 5,968
     U.S. agency securities                                   8,004                32                  -               8,036
     Collateralized mortgage obligations                         90                 4                  -                  94
     Municipal securities                                    13,237               392                  -              13,629
                                                      --------------    --------------     --------------    ----------------
     Total                                                 $ 27,280             $ 447                $ -            $ 27,727
                                                      ==============    ==============     ==============    ================
                                                                                 Other Securities
                                                      -----------------------------------------------------------------------
                                                          Amortized        Unrealized         Unrealized              Market
                                                               Cost              Gain               Loss               Value
                                                      --------------    --------------     --------------    ----------------
     December 31, 1998:
     Federal Reserve Bank stock                             $ 1,227               $ -                $ -             $ 1,227
     Federal Home Loan Bank stock                             1,016                 -                  -               1,016
                                                      --------------    --------------     --------------    ----------------
     Total                                                  $ 2,243               $ -                $ -             $ 2,243
                                                      ==============    ==============     ==============    ================

     December 31, 1997:
     Federal Reserve Bank stock                             $ 1,059               $ -                $ -             $ 1,059
     Federal Home Loan Bank stock                               931                 -                  -                 931
                                                      --------------    --------------     --------------    ----------------
     Total                                                  $ 1,990               $ -                $ -             $ 1,990
                                                      ==============    ==============     ==============    ================

     Total securities required and pledged under state regulation to secure certain deposits and for other purposes amounted to approximately $8,246,000 and $9,259,000 at December 31, 1998 and 1997, respectively.

     The amortized cost and estimated market values of securities at December 31, 1998 and 1997 by contractual maturity are shown below (in thousands). Expected maturities will differ from contractual maturities as certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                    1998                                 1997
                                                      --------------------------------     ----------------------------------
                                                          Amortized        Market              Amortized         Market
                                                           Cost             Value               Cost              Value
                                                      --------------    --------------     --------------    ----------------
     Securities available for sale:
     Within one year                                       $ 14,087          $ 14,214           $      -            $      -
     After one year but within five years                    16,292            16,655             30,678              31,097
                                                      --------------    --------------     --------------    ----------------
     Total                                                 $ 30,379          $ 30,869           $ 30,678            $ 31,097
                                                      ==============    ==============     ==============    ================

     Securities held to maturity:
     Within one year                                       $      -          $      -           $ 13,953            $ 14,004
     After one year but within five years                    18,286            18,464                684                 699
     After five years but within ten years                   10,945            11,474             11,185              11,532
     After ten years                                          3,272             3,280              1,458               1,492
                                                      --------------    --------------     --------------    ----------------
     Total                                                 $ 32,503          $ 33,218           $ 27,280            $ 27,727
                                                      ==============    ==============     ==============    ================

3.   ALLOWANCE FOR LOAN LOSSES
     The activity in the allowance for loan losses for the years ended December 31, 1998, 1997 and 1996 is summarized as follows:

     (In Thousands)                                      1998      1997      1996
                                                       -------   -------   -------
     Balance, beginning of year                        $ 4,351   $ 4,969   $ 4,960
     Provision charged to expense                          150       100       600
     Loans charged off                                    (834)   (1,246)   (1,068)
     Recoveries                                            757       528       477
                                                       -------   -------   -------
     Balance, end of year                              $ 4,424   $ 4,351   $ 4,969
                                                       =======   =======   =======

     At December 31, 1998 and 1997, the recorded investment in loans considered to be impaired is as follows:

     (In thousands)                                                      1998        1997
                                                                   -------------------------
     Non-accrual (impaired) loans                                        $ 208      $ 3,465
     Loans supported by collateral                                          82        3,465
     Loans not supported by collateral                                     126            -
     Related allowance for non-collateralized loans                         10            -

     For the years ended December 31, 1998, 1997 and 1996 the average recorded investment in impaired loans was $1,796,000, $3,943,000 and $3,102,000, respectively. There was no interest income recognized on impaired loans for those years, however, if interest income had been accrued under the original terms of the loans, such income would have approximated $15,000, $486,000 and $160,000 for 1998, 1997 and 1996, respectively.

4.   LEASEHOLD IMPROVEMENTS AND EQUIPMENT

     A summary of leasehold improvements and equipment as of December 31, 1998 and 1997 is as follows:

     (In Thousands)                                                           1998             1997
                                                                          --------------   -------------
     Leasehold improvements                                                     $ 1,069         $ 1,063
     Furniture and fixtures                                                         970             959
     Equipment                                                                    3,066           2,814
                                                                          --------------   -------------
                                                                                  5,105           4,836
     Less accumulated depreciation                                                3,547           3,401
                                                                          --------------   -------------
     Leasehold improvements and equipment, net                                  $ 1,558         $ 1,435
                                                                          ==============   =============

5.   OTHER ASSETS

     A summary of interest receivable and other assets as of December 31, 1998 and 1997 is as follows:


                                                                                   1998             1997
                                                                               ------------    -------------
     (In Thousands)
     Interest receivable                                                           $ 2,576          $ 2,417
     Intangible assets                                                                 775              968
     Deferred tax benefit                                                            1,466              809
     Taxes receivable                                                                    -              691
     Prepaid expense and other assets                                                  499              331
     Other assets                                                                        -               43
                                                                               ------------    -------------
     Total interest receivable and other assets                                    $ 5,316          $ 5,259
                                                                               ============    =============

     Amortization expense relative to intangible assets was $193,000, $230,000,
     and $257,000 for the years   ended December 31, 1998, 1997 and 1996.

6.   DEPOSITS

     The aggregate amount of time certificates of deposit in denominations of $100,000 or more was $99,898,000 and $64,378,000 at December 31, 1998 and
     1997. Interest expense incurred on certificates of deposit in denominations of $100,000 or more was approximately $4,168,000, $2,936,000 and $1,467,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Time deposits in denominations of $100,000 or more in excess of one year at December 31, 1998 are $5,646,000 and mature within 3 years.

7.   STOCK OPTIONS

     BanCorp has a stock option plan which provides for incentive stock options
     (ISO) and nonqualified stock options. In 1995, the Company adopted the Non-Employee Director Stock Option Plan which reserved 115,500 shares of the 1994 Stock Option Plan for grants to eligible directors. The plan was amended in 1998 to increase the shares available for grant to 935,500. Outstanding options for the purchase of common shares, which expire at various dates through 2008, have been granted under the plan at prices ranging from $5.00 to $18.75 per share (restated for stock dividends). These prices correspond to the market value of the stock on the dates the options were granted. The plan provides that the right to exercise options vests at the discretion of the plan committee on the date of grant which is generally 20% per year over 5 years. Options generally expire within ten years of the date of grant.

     Option activity is summarized below:

                                                     1998                     1997                   1996
                                              ------------------------------------------------------------------------
                                                               Weighted             Weighted                 Weighted
                                                               Average               Average                  Average
                                                               Exercise              Exercise                Exercise
                                                   Shares       Price     Shares      Price        Shares      Price
                                              ------------------------------------------------------------------------
Shares under option at beginning of year          448,992      $ 7.24      399,581    $ 6.06      407,760     $ 5.97
Options granted                                    99,300       16.52      119,384     10.92       50,164       7.12
Options exercised                                 (61,898)       6.35      (47,571)     6.27      (45,580)      6.08
Options cancelled                                 (15,727)       8.39      (22,402)     8.08      (12,763)      6.79
                                              ------------                ---------            -----------
Shares under option at end of year                470,667        9.27      448,992      7.24      399,581       6.06
                                              ============                =========            ===========
Options exercisable                               264,880                  252,004                253,867

Weighted-average fair value of
options granted during the periods
at exercise prices equal to market
price at grant date                                $ 7.76                   $ 5.55                 $ 2.32

The following table summarizes information about stock options outstanding at December 31, 1998:

                                 Options Outstanding                   Options Exercisable
                      -------------------------------------------   ---------------------------
                                         Weighted
                                         Average      Weighted                      Weighted
                                        Remaining      Average                       Average
Range of                  Number       Contractual    Exercise          Number      Exercise
Exercise Prices         Outstanding        Life         Price        Exercisable      Price
-----------------------------------------------------------------   ---------------------------
$5.00 - $6.31             228,503         4.27         $ 5.73          188,574      $ 5.76
$6.79 - $9.05              37,365         4.98           7.06           23,347        7.08
$9.52 - $11.67            104,841         7.30          10.90           32,801       11.18
$12.96 - $18.75            99,958         8.28          16.48           20,158       17.98
-----------------------------------------------------------------   ---------------------------
$5.00 - $18.75            470,667         5.85         $ 9.27          264,880      $ 7.48
                      ===========================================   ===========================


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

                                                             1998         1997        1996
                                                        -------------------------------------
     Net income - as reported                               $ 5,510      $ 4,725     $ 4,150
     Net income - pro forma                                 $ 5,240      $ 4,521     $ 4,038

     Diluted income per share - as reported                  $ 1.15       $ 0.98      $ 0.86
     Diluted income per share - pro forma                    $ 1.09       $ 0.93      $ 0.84

     The fair value of each option grant is estimated on the date of vesting using the Black-Scholes option-pricing model with the following assumptions:

                                                              1998                   1997              1996
                                              --------------------------------------------------------------
     Expected dividend yield                                    0%                     0%                0%
     Expected stock price volatility                        29.52%                 29.52%            38.90%
     Risk-free interest rate                            4.71-4.87%             5.73-5.88%        5.58-6.59%
     Weighted average expected
         life of options                                7.50 years             7.50 years        7.50 years

8.   REGULATORY MATTERS

     BanCorp is subject to regulation under the Bank Holding Company Act of 1956 and to regulation by the Federal Reserve Board. The regulations require the maintenance of cash reserve balances at the Federal Reserve Bank for transaction accounts. The average reserve requirement for the Bank was $2,824,000 and $3,754,000 for the years ended December 31, 1998 and 1997, respectively.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that BanCorp and the Bank met all capital adequacy requirements to which they are subject.

     As of December 31, 1998, the most recent notification from the Federal Reserve Bank of San Francisco categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The Company's actual capital amounts and ratios are also presented in the following table:

                                                                                                     Minimum Capital
                                                                                                    Requirements To Be
                                                                                                Considered Well Capitalized
                                                                        Minimum                   Under Prompt Corrective
                                           Actual                Capital Requirements               Action Provisions
                               ----------------------------   ----------------------------   -----------------------------
                                  Amount          Ratio         Amount            Ratio         Amount           Ratio
                               -------------   ------------   ------------    ------------   -------------    ------------
As of December 31, 1998:
  Total Capital
    (to Risk Weighted Assets)      $ 44,381         15.39%       $ 23,070           8.00%        $ 28,837          10.00%
  Tier 1 Capital
    (to Risk Weighted Assets)        40,766         14.14%         11,535           4.00%          17,302           6.00%
  Tier 1 Capital
    (to Average Assets)              40,766         10.20%         15,987           4.00%          19,984           5.00%

As of December 31, 1997:
  Total Capital
    (to Risk Weighted Assets)      $ 40,965         14.97%       $ 21,894           8.00%        $ 27,367          10.00%
  Tier 1 Capital
    (to Risk Weighted Assets)        37,533         13.71%         10,947           4.00%          16,420           6.00%
  Tier 1 Capital
    (to Average Assets)              37,533         12.01%         12,499           4.00%          15,624           5.00%

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

     The following is a summary of the related expenses for the years ended December 31, 1998, 1997 and 1996, which are included in salaries and employee benefits.


(In Thousands)                              1998            1997            1996
                                     ------------    ------------    ------------
401(k) salary deferral component           $ 159           $ 143            $ 82
Profit sharing component                     220             127              69
                                     ============    ============    ============
                                           $ 379           $ 270           $ 151
                                     ============    ============    ============

                                                                                                    16

10.  INCOME TAXES

     Total income taxes for the years ended December 31, 1998, 1997 and 1996 were recorded as follows:

                                                                                       1998        1997         1996
                                                                                -------------------------------------
     Income taxes applicable to income before income tax expense                    $ 3,650     $ 2,935      $ 1,260
     Shareholders' equity for compensation expense for tax purposes
         in excess of amounts recognized for financial reporting purposes               (49)       (119)           -
     Shareholders' equity for tax effect of the change in net
         unrealized gain on investment securities                                       (28)         58          110
     Shareholders' equity for recognition of net deferred tax assets
         originating prior to quasi-reorganization                                     (978)       (302)      (1,198)
                                                                                -------------------------------------
                                                                                    $ 2,595     $ 2,572        $ 172
                                                                                =====================================

     The provision for income taxes reflected in the consolidated statements of income for the years ended December 31, 1998, 1997 and 1996 is as follows:

     (In Thousands)                            1998            1997           1996
                                           ------------   -------------   ------------
     Current provision (benefits):
        Federal                                $ 2,624         $ 1,967        $ 1,124
        State                                      734             500             63
                                           ------------   -------------   ------------
          Total                                  3,358           2,467          1,187
     Deferred
        Federal                                    194             295           (353)
        State                                       98             173            426
                                           ------------   -------------   ------------
          Total                                $ 3,650         $ 2,935        $ 1,260
                                           ============   =============   ============

     The temporary differences and tax carryforwards which created deferred tax assets and liabilities are detailed below:

     (In Thousands)                                                        1998            1997              1996
                                                                       ------------    --------------    ------------
     Deferred tax assets:
         Loan loss and foreclosed asset
            reserves not currently deductible                          $       899     $       1,026     $     1,313
         Deferred rent                                                          43                52              62
         Deferred loan fees                                                     75               101              81
         Core deposits                                                         294               339             373
         Book over tax depreciation                                            173               154              88
         Other write-downs                                                      39               189             477
         State tax                                                             237               170              21
                                                                       ------------    --------------    ------------
         Gross deferred tax asset                                            1,760             2,031           2,415
         Valuation Allowance                                                     -              (978)         (1,158)
                                                                       ------------    --------------    ------------
         Total deferred tax asset                                      $     1,760     $       1,053     $     1,257
                                                                       ------------    --------------    ------------
     Deferred tax liabilities:
        Net unrealized gain on securities available for sale                  (196)             (168)           (110)
         Other                                                                 (98)              (76)            (59)
                                                                       ------------    --------------    ------------
         Total deferred tax liability                                         (294)             (244)           (169)
                                                                       ------------    --------------    ------------
     Net Deferred Tax Asset                                            $     1,466     $         809     $     1,088
                                                                       ============    ==============    ============

     As required by SFAS No. 109, management periodically reevaluates the realizability of the deferred tax assets and adjusts the valuation allowance so that the resulting level of net deferred tax assets will more likely than not be realized. As of December 31, 1998, management estimates that the Company will more likely than not realize the $1,466,000 net deferred tax asset. Accordingly, no valuation allowance has been provided for at December 31, 1998. In 1998 and 1997, $978,000 and $180,000,
     respectively, of deferred tax benefits were recognized in shareholders' equity as a result of reductions in the valuation allowance in each of these years. These tax benefits originated prior to the quasi-reorganization that took place on July 1, 1996.

     Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary from amounts shown on the tax return as filed. Accordingly, the variances from amounts reported for 1997 and 1996 are primarily the result of adjustments to conform to the 1997 and 1996 filed tax returns.

     The effective tax rate differs from the federal statutory income tax rate for the years ended December 31, 1998, 1997 and 1996 as follows:

                                                          1998            1997            1996
                                                   ------------    ------------   -------------
     Federal statutory income tax rate                     34%             34%             34%
     State franchise tax, less federal
        income tax effect                                   6%              6%              6%
     Change in valuation allowance
        and utilization of net operating losses             -               -             (16%)
     Other permanent differences                            -              (2%)            (1%)
                                                   ------------    ------------   -------------
     Effective income tax rate                             40%             38%             23%
                                                   ============    ============   =============

11.  RELATED PARTY TRANSACTIONS

     Certain directors and companies with which they are associated are customers of and have banking transactions with the Bank in the ordinary course of business. It is the Bank's policy that all loans and commitments extended to directors be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers.

     The activity is summarized as follows for the years ended   December 31,
     1998 and 1997:

     (In Thousands)                                              1998              1997
                                                         -------------      ------------
     Balance, beginning of year                          $      1,544       $       723
     Loans proceeds disbursed                                   1,702             4,458
     Loan repayments                                           (1,939)           (3,637)
                                                         -------------      ------------
     Balance, end of year                                $      1,307       $     1,544
                                                         =============      ============

12.  COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

     The Bank is involved in legal actions arising from normal business activities. Management, upon the advice of legal counsel handling such actions, believes that the ultimate resolution of these actions will not have a material adverse effect on the financial position of BanCorp.

     In the normal course of business, to meet the financing needs of its customers and manage its own exposure to fluctuations in interest rates, the Bank is a party to financial instruments, including commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of these instruments, which are not included in the consolidated balance sheets, are an indicator of the extent of the Company's activities in particular classes of financial instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Bank controls the credit risk of these transactions through credit approvals, limits and monitoring procedures, and generally requires collateral or other security to support commitments to extend credit. The Bank's exposure to credit loss is usually limited to amounts funded or drawn. A summary of these financial instruments at December 31, 1998 and 1997 follows:

     (In Thousands)                                       1998                  1997
                                                      -------------         -------------
     Commitments to extend credit                        $ 148,827             $ 121,005
     Standby letteres of credit                          $   2,263             $   1,793

13.  OPERATING LEASES

     BanCorp and the Bank lease their banking and office facilities under noncancelable operating leases. These leases expire from August 1999 to December 2006. Certain leases contain options to extend. Rental expense for the years ended December 31, 1998, 1997 and 1996 was $1,055,000, $1,003,000, and $1,008,000, respectively.

     Total future minimum rental payments under these operating leases at December 31, 1998 are as follows:

     (Dollars In Thousands)
     Year ending December 31:
              1999                                    $ 1,055
              2000                                      1,000
              2001                                        857
              2002                                        857
              2003                                        850
              Later Years                               1,461
                                                      ========
     Total Future Minimum Rentals                     $ 6,080
                                                      ========

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

     The summary of these financial instruments and their related fair values at December 31, 1998 and 1997 are as follows:

     (In Thousands)                                        1998                                1997
                                             ----------------------------------   -------------------------------
                                                 Carrying        Estimated          Carrying        Estimated
                                                  Amount        Fair Value            Amount       Fair Value
                                             --------------  ------------------   -------------  ----------------
     Assets:
       Cash and cash equivalents                  $ 88,304            $ 88,304        $ 29,733          $ 29,733
       Securities available for sale                30,869              30,869          31,097            31,097
       Securities held to maturity                  32,503              33,218          27,280            27,727
       Other securities                              2,243               2,243           1,990             1,990
       Loans                                       228,787             228,838         228,626           226,958
     Liabilities:
       Noninterest-bearing deposits                 71,417              71,417          89,823            89,823
       Interest-bearing deposits                   271,532             271,737         193,327           193,322

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

     Noninterest and interest bearing deposits - The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

     Commitments to extend credit and standby letters of credit - The fair value of commitments and standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. Management estimates that there is no material difference between the notional amount and estimated fair value of commitments to extend credit and standby letters of credit. The Bank may structure variable rate loans to include embedded interest rate floors. Such floors are designed to mitigate interest rate risk to the Bank in a declining interest rate environment. As of December 31, 1998, the Bank had outstanding loans totaling approximately $39,000,000 that were subject to interest rate floors.

15.  FINANCIAL STATEMENTS OF CIVIC BANCORP (PARENT COMPANY ONLY)

     The condensed financial statements of Civic BanCorp (parent company only) are presented below (in thousands):



     BALANCE SHEET
     As December 31, 1998 and 1997

                                                                                       1998                 1997
                                                                                 ---------------     -----------------
     ASSETS
     Cash (on deposit with the Bank)                                             $         286       $            847
     Other assets                                                                        2,667                  1,517
     Investment in Bank at equity in underlying assets                                  39,068                 36,402
                                                                                 ---------------     -----------------
     Total assets                                                                $      42,021       $         38,766
                                                                                 ===============     =================

     LIABILITIES AND SHAREHOLDERS' EQUITY

     Liabilitites                                                                $         207       $             79
     Shareholders' equity                                                               41,814                 38,687
                                                                                 ---------------     -----------------
     Total liabilities and shareholders' equity                                  $       42,021      $         38,766
                                                                                 ---------------     -----------------
     STATEMENTS OF INCOME
     For the Years Ended December 31, 1998, 1997 and 1996

                                                                 1998                   1997                1996
                                                            ----------------       ---------------     ---------------
     Interest income                                          $          26         $          35       $          44
     Less administration expense                                        111                   117                 113
                                                            ----------------       ---------------     ---------------
     Loss from operations                                               (85)                  (82)                (69)
     Equity in income of Bank                                         5,595                 4,807               4,219
                                                            ----------------       ---------------     ---------------
     Net income                                               $       5,510         $       4,725       $       4,150
                                                            ================       ===============     ===============

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1998, 1997 and 1996

                                                                 1998            1997               1996
                                                             -------------    ------------      -------------
Cash flows from operating activities:
 Net income                                                       $ 5,510         $ 4,725            $ 4,150
 Adjustments to reconcile net income
  to cash used in operating activities:
  Equity in undistributed net income of Bank                       (5,595)         (4,807)            (4,219)
  Change in assets and liabilities                                    (23)             15                (13)
                                                             -------------    ------------      -------------
Net cash used in operating activities                                (108)            (67)               (82)
                                                             -------------    ------------      -------------

Cash flows from financing activities:
Dividends received from subsidiary bank                             3,000           1,500                  -
Cash  paid in lieu of fractional shares                                 -              (3)                 -
 Stock repurchase                                                  (3,859)           (994)              (986)
 Proceeds from exercise of stock options                              406             308                277
                                                             -------------    ------------      -------------
Net cash used in financing activities                                (453)            811               (709)
                                                             -------------    ------------      -------------

Net (decrease) increase in cash                                      (561)            744               (791)

Cash at beginning of year                                             847             103                894
                                                             -------------    ------------      -------------
Cash at end of year                                               $   286         $   847            $   103
                                                             =============    ============      =============

                                                                                                                    22