Form 10-Q
period 1999-03-31
CIVIC BANCORP
filed 1999-05-12
CIK 747205

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                           Commission File No. 0-13287

                                  CIVIC BANCORP
                         2101 Webster Street, 14th Floor
                                Oakland, CA 94612
                                 (510) 836-6500

     Incorporated in California          I.R.S. Employer Identification No.
                                                    68-0022322


The number of shares of common stock outstanding as of the close of business on April 1, 1999:

              Class                       Number of Shares Outstanding
              -----                       ----------------------------
          Common Stock                              4,529,174

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
PART I. Item 1.   Financial Statements

                  Consolidated Balance Sheets
                  March 31, 1999, March 31, 1998
                  and December 31, 1998                                        3

                  Consolidated Statements of Income -
                  Three Months Ended March 31, 1999 and
                  March 31, 1998                                               4

                  Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 1999 and
                  March 31, 1998                                               5

                  Consolidated Statements of Comprehensive
                  Income - Three Months Ended March 31, 1999
                  and March 31, 1998                                           6

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                   7

        Item 3.   Quantitative and Qualitative Disclosures About Market Risk  18

PART II.          Other Information                                           19


SIGNATURES                                                                    20

                         CIVIC BANCORP AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

(In thousands except shares)
                                                                            March 31             March 31           December 31
                                                                              1999                 1998                1998
                                                                        ------------------   -----------------   ------------------
ASSETS
Cash and due from banks                                                 $          17,339    $         18,178    $          15,276
Federal funds sold                                                                 81,750              25,100               73,028
                                                                        ------------------   -----------------   ------------------
   Total cash and cash equivalents                                                 99,089              43,278               88,304
Securities available for sale                                                      35,727              34,982               30,869
Securities held to maturity
  (market value of $37,027, $24,437 and $33,218, respectively)                     36,574              24,080               32,503
Other securities                                                                    2,257               2,055                2,243
Loans:
  Commercial                                                                      154,226             129,630              146,216
  Real estate-construction                                                          8,643               9,674                7,648
  Real estate-other                                                                64,887              64,172               62,328
  Installment and other                                                            16,495              17,899               17,019
                                                                        ------------------   -----------------   ------------------
  Total loans                                                                     244,251             221,375              233,211
Less allowance for loan losses                                                      4,710               4,073                4,424
                                                                        ------------------   -----------------   ------------------
  Loans - net                                                                     239,541             217,302              228,787
Interest receivable and other assets                                                6,231               5,175                5,316
Leasehold improvements and equipment - net                                          1,612               1,336                1,558
Foreclosed assets                                                                       -                 554                    -
                                                                        ------------------   -----------------   ------------------
TOTAL ASSETS                                                            $         421,031    $        328,762    $         389,580
                                                                        ==================   =================   ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
  Noninterest-bearing                                                   $          72,941    $         80,398    $          71,417
  Interest-bearing:
    Checking                                                                        4,692               9,844                6,231
    Money market                                                                  173,463              89,998              139,851
    Time and savings                                                              120,805             104,883              125,450
                                                                        ------------------   -----------------   ------------------
  Total deposits                                                                  371,901             285,123              342,949
Accrued interest payable and other liabilities                                      5,617               3,823                4,817
                                                                        ------------------   -----------------   ------------------
Total liabilities                                                                 377,518             288,946              347,766

COMMITMENTS AND CONTINGENCIES                                                           -                   -                    -

SHAREHOLDERS' EQUITY
Preferred stock no par value; authorized,
   10,000,000 shares; none issued or outstanding
Common stock no par value; authorized,
   10,000,000 shares; issued and outstanding,
   4,529,174, 4,620,635 and 4,444,002 shares                                       33,259              35,115               32,723
Retained earnings, (subsequent to July 1, 1996
  date of quasi-reorganization, total deficit
  eliminated $5.5 million)                                                         10,072               4,462                8,797
Accumulated other comprehensive income - net                                          182                 239                  294
                                                                        ------------------   -----------------   ------------------
Total shareholders' equity                                                         43,513              39,816               41,814
                                                                        ------------------   -----------------   ------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $         421,031    $        328,762    $         389,580
                                                                        ==================   =================   ==================

                         CIVIC BANCORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except shares and per share amounts)
                                                                        Three Months Ended March 31,
                                                                ---------------------------------------------
                                                                      1999                       1998
                                                                ------------------         ------------------
INTEREST INCOME:
Loans                                                                     $ 5,475                    $ 5,627
Securities available for sale, securities held
  to maturity and other securities                                            782                        709
Tax exempt securities                                                         192                        160
Federal funds sold                                                            813                        337
                                                                ------------------         ------------------
Total interest income                                                       7,262                      6,833

INTEREST EXPENSE:
Deposits                                                                    2,188                      2,015
                                                                ------------------         ------------------
Total interest expense                                                      2,188                      2,015
                                                                ------------------         ------------------
NET INTEREST INCOME                                                         5,074                      4,818
Provision for loan losses                                                      45                         38
                                                                ------------------         ------------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                                 5,029                      4,780
                                                                ------------------         ------------------

NONINTEREST INCOME:
Customer service fees                                                         202                        209
Other                                                                          40                         28
                                                                ------------------         ------------------
Total noninterest income                                                      242                        237

NONINTEREST EXPENSE:
Salaries and employee benefits                                              2,019                      1,842
Occupancy                                                                     277                        271
Equipment                                                                     245                        212
Data processing services                                                       96                         89
Telephone and postage                                                          83                         66
Consulting fees                                                                66                         60
Marketing                                                                      42                         69
Legal fees                                                                     45                         55
Goodwill and core deposit amortization                                         42                         48
FDIC insurance                                                                 10                          8
Other                                                                         286                        327
                                                                ------------------         ------------------
Total noninterest expense                                                   3,211                      3,047
                                                                ------------------         ------------------

INCOME BEFORE INCOME TAXES                                                  2,060                      1,970
Income tax expense                                                            785                        795
                                                                ------------------         ------------------
NET INCOME                                                                $ 1,275                    $ 1,175
                                                                ==================         ==================

BASIC EARNINGS PER COMMON SHARE                                            $ 0.28                     $ 0.25
                                                                ==================         ==================
DILUTED EARNINGS PER COMMON SHARE                                          $ 0.27                     $ 0.24
                                                                ==================         ==================

Weighted average shares outstanding used
  to compute basic earnings per common share                            4,499,125                  4,623,047
Dilutive effects of stock options                                         138,339                    267,732
                                                                ------------------         ------------------
Total weighted average shares outstanding used
  to compute diluted earnings per common share                          4,637,464                  4,890,779
                                                                ==================         ==================

                         CIVIC BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                      Three Months Ended March 31,
                                                                                      1999                     1998
                                                                                -----------------        -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                             $ 1,275                  $ 1,175
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Provision for loan losses                                                                 45                       38
    Depreciation and amortization                                                            313                      251
    Increase (decrease) in deferred loan fees                                                 22                      (28)
  Change in assets and liabilities:
    (Increase) decrease in interest receivable and other assets                              (23)                     193
    (Decrease) in accrued interest payable and other liabilities                             (59)                     130
                                                                                -----------------        -----------------
Net cash provided by operating activities                                                  1,573                    1,759

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                      (205)                     (31)
  Paydown on assets held for sale                                                              -                       43
  Net (increase) decrease in loans                                                       (10,821)                  10,760
  Activities in securities held to maturity:
    Proceeds from maturing securities                                                          6                    4,005
    Purchases of securities                                                               (4,130)                    (870)
  Activities in securities available for sale:
    Proceeds from maturing securities                                                      3,000                        -
    Purchases of securities                                                               (8,126)                  (3,979)
                                                                                -----------------        -----------------
Net cash (used in) provided by investing activities                                      (20,276)                   9,928

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                                                      536                       71
Purchase of common stock                                                                       -                     (186)
Net increase in deposits                                                                  28,952                    1,973
                                                                                -----------------        -----------------
Net cash provided by financing activities                                                 29,488                    1,858
                                                                                -----------------        -----------------

Net increase in cash and cash equivalents                                                 10,785                   13,545

Cash and cash equivalents at beginning of period                                          88,304                   29,733
                                                                                -----------------        -----------------
Cash and cash equivalents at end of period                                              $ 99,089                 $ 43,278
                                                                                =================        =================

Cash paid during period for:
  Interest                                                                               $ 2,372                  $ 1,664
                                                                                =================        =================
  Income taxes                                                                             $ 250                      $ -
                                                                                =================        =================

Supplemental schedule of non-cash investing activity:
  Loans transferred to foreclosed assets                                                     $ -                    $ 554
                                                                                =================        =================

                         CIVIC BANCORP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)
                                                                        Three Months Ended March 31,
                                                                ---------------------------------------------
                                                                      1999                       1998
                                                                ------------------         ------------------
Net Income                                                      $           1,275          $           1,175

Other Comprehensive Income:
Unrealized loss on securities available for sale                             (187)                       (21)
Income tax expense related to unrealized loss
     on securities available for sale                                          75                          9
                                                                -----------------          -----------------
Other Comprehensive Income                                                   (112)                       (12)
                                                                -----------------          -----------------
COMPREHENSIVE INCOME                                            $           1,163          $           1,163
                                                                -----------------          -----------------

CIVIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The unaudited consolidated financial statements of Civic BanCorp and its subsidiary bank CivicBank of Commerce (the Company) have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q. In the opinion of management, all necessary adjustments have been made to fairly present the financial position, results of operations, cash flows and comprehensive income for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations and cash flows are not necessarily indicative of those expected for the complete fiscal year.

2.  NEW PRONOUNCEMENTS

    In June 1997 the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The company expects to adopt this statement January 1, 2000. The Company has not completed its evaluation of the impact of its adoption, however, management does not believe it will have a significant impact on the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations For the Three Months Ended March 31, 1999 and 1998

OVERVIEW

For the three months ended March 31, 1999, the Company reported net income of $1,275,000, or $0.27 earnings per diluted share compared to net income of $1,175,000 or $0.24 earnings per diluted share for the same period of the prior year. The annualized return on average assets was 1.28% for the three months ended March 31, 1999 compared to 1.43% for the same period of the prior year. The annualized return on average shareholders' equity for the three months ended March 31, 1999 and 1998 was 11.97% and 11.96%, respectively.

RESULTS OF OPERATIONS

Net interest income for the three months ended March 31, 1999 was $5.1 million, increasing $256,000 or 5.3% from net interest income of $4.8 million for the same period in 1998. The increase in net interest income is primarily attributed to an increase in the volume of earning assets which was partially offset by an increase in the volume of interest bearing liabilities and a decline in the net interest margin.

Total interest income for the first three months of 1999 was $7.3 million, an increase of $429,000 over the same period ended 1998. The increase in total interest income reflects an increase in volume of earning assets which was partially offset by a decline in the yield on earning assets. Average earning assets increased $69.1 million or 22.5% to $376.5 million in the first quarter of 1999 compared to $307.4 million for the same period ended 1998. However, the yield on earning assets declined 119 basis points due to an overall lower interest rate environment and a less favorable mix of earning assets. Total interest expense for the first three months of 1999 was $2.2 million, an increase of $0.2 million over the same period ended 1998. The increase in total interest expense reflects an increase in volume of interest bearing deposits. Average interest bearing deposits increased $48.4 million or 23.5% to $253.9 million in the first quarter of 1999 compared to $205.5 million for the same period ended 1998.

The following table presents an analysis of the components of net interest income for the first quarter of 1999 and 1998.

                                                                        Three months ended March 31,
                                          ------------------------------------------------------------------------------------------

(Dollars in thousands)                                             1999                                               1998
                                          --------------------------------------------    ------------------------------------------

                                                           Interest         Rates                          Interest         Rates
                                             Average        Income\        Earned\         Average         Income\         Earned\
                                             Balance        Expense   /2/   Paid           Balance         Expense   /2/    Paid
                                          --------------  ------------    ----------      ------------    -----------     ----------
ASSETS
Securities available for sale                  $ 33,177         $ 520         6.36%          $ 31,331          $ 496          6.42%
Securities held to maturity:
  U.S. Treasury securities                            -             -         0.00%             5,955             88          5.99%
  U.S. Government agencies                       17,369           230         5.37%             4,756             95          8.09%
  Municipal securities/(1)/                      16,147           291         7.32%            13,366            242          7.33%
Other securities                                  2,254            32         5.81%             2,032             30          6.04%
Federal funds sold and securities
  purchased under agreements to resell           70,177           813         4.70%            24,948            337          5.47%
Loans:/2,3/
  Commercial                                    149,601         3,482         9.44%           130,022          3,338         10.41%
  Real estate-construction                        7,874           185         9.52%            11,771            299         10.30%
  Real estate-other                              63,047         1,429         9.19%            64,118          1,523          9.63%
  Installment and other                          16,847           379         9.12%            19,141            467          9.90%
                                          --------------  ------------    ----------      ------------    -----------     ----------
  Total Loans                                   237,369         5,475         9.35%           225,052          5,627         10.14%
                                          --------------  ------------    ----------      ------------    -----------     ----------

    Total Earning Assets                        376,493         7,361         7.93%           307,440          6,915          9.12%
Cash and due from banks                          18,254                                        19,040
Leasehold improvements and equipment - net        1,605                                         1,392
Interest receivable and other assets              5,932                                         4,896
Foreclosed assets                                     -                                           239
Assets held for sale                                  -                                            20
Less allowance for loan loss                     (4,518)                                       (4,245)
                                          --------------                                  ------------
TOTAL ASSETS                                  $ 397,766                                     $ 328,782
                                          ==============                                  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Interest bearing:
    Checking                                   $ 27,773          $ 40         0.58%          $ 27,807           $ 65          0.95%
    Money market                                101,736           806         3.21%            74,099            621          3.40%
    Time and savings                            124,369         1,342         4.38%           103,619          1,329          5.20%
                                          --------------  ------------    ----------      ------------    -----------     ----------

Total interest bearing liabilities              253,878         2,188         3.50%           205,525          2,015          3.98%
Demand deposits                                  95,638                                        80,134
Other liabilities                                 5,628                                         3,816
Shareholders' equity                             42,622                                        39,307
                                          --------------                                  ------------
TOTAL LIABILITIES AND                         $ 397,766                                     $ 328,782
                                          ==============                                  ============
  SHAREHOLDERS' EQUITY

Net Interest Income                                             5,173                                          4,900
                                                          ============                                    ===========

Net Interest Margin                                                           5.57%                                           6.46%
                                                                          ==========                                      ==========


Tax Equivalent Adjustment/(1)/                                     99                                             82
                                                          ============                                    ===========

--------------------------------------------------------------------------------
/(1)/ Tax-exempt interest income on municipal securities is computed using a Federal income tax rate of 34%. Interest on municipal securities was $192 and $160 for March 31, 1999 and 1998, respectively.
/(2)/ Non-performing loans have been included in the average loan balances.
      Interest income is included on non-accrual loans only to the extent cash payments have been received.
/(3)/ Interest income includes loan fees on commercial loans of $139,000 and $124,000 for March 31, 1999 and 1998, respectively; fees on real estate loans of $67,000 and $88,000 for March 31, 1999 and 1998, respectively; and fees on installment and other loans of $7,000 and $9,000 for March 31, 1999 and 1998, respectively.

The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the three month period ended March 31, 1999.

                                                   Volume/1/          Rate/2/             Total
                                                  ----------        -----------        -----------
                                                                (In thousands)
Increase (decrease) in interest income:
Securities available for sale                          $ 29               $ (5)              $ 24
Securities held to maturity:
  U.S. Treasury securities                              (88)                 -                (88)
  U.S. government agency                                253               (118)               135
  Municipal securities                                   50                 (1)                49
Other securities                                          3                 (1)                 2
Federal funds sold                                      611               (135)               476
Loans:
  Commercial                                            506               (362)               144
  Real estate-construction                              (99)               (15)              (114)
  Real estate-other                                     (25)               (69)               (94)
  Installment and other                                 (55)               (33)               (88)
                                                  ----------        -----------        -----------
 Total Loans                                            327               (479)              (152)
                                                  ----------        -----------        -----------
Total increase (decrease)                            $1,185             $ (739)             $ 446
                                                  ----------        -----------        -----------
(Increase) decrease in interest expense:
Deposits:
  Interest bearing checking                            $ (0)              $ 25               $ 25
  Money market                                         (231)                46               (185)
  Savings and time                                     (269)               256                (13)
                                                  ----------        -----------        -----------
Total (increase) decrease                            $ (500)             $ 327             $ (173)
                                                  ----------        -----------        -----------

Total change in net interest income                   $ 685             $ (412)             $ 273
                                                  ==========        ===========        ===========

/(1)/ Changes not solely attributed to rate or volume have been allocated to volume.
/(2)/  Loan fees are reflected in rate variances.

Net Interest Margin

The net interest margin declined 89 basis points to 5.57% for the first quarter of 1999 from 6.46% for the same period in 1998 due to a declining interest rate environment and unfavorable changes in the mix of earning assets. The average yield on the securities portfolio, Federal funds sold and the loan porfolio declined 39, 77 and 79 basis points respectively, for the three months ended March 31, 1999 as compared to the same period in 1998. There was a shift in the composition of average earning assets as Federal funds sold increased to 18.6% of total earning assets for the first quarter of 1999 compared to 8.1% for the same period of the prior year while loans declined to 63.0% from 73.2% for the same periods respectively. Loans have the highest yield while Federal funds have the lowest yield and the shift reduced the weighted average yield on the group of earning assets. The average yield on interest bearing deposits decreased 48 basis points to 3.50% for the three months ended March 31, 1999 compared to 3.98% for the same period ended one year ago.

Provision for Loan Losses

The provision for loan losses is charged to operations and creates an allowance for future loan losses. The amount of the provision is dependent on many factors which include the amount of the allowance for loan losses, growth in the loan portfolio, net charges against the allowance, changes in the composition of the portfolio, the number and dollar amount of delinquent loans, assessment of the overall quality of the portfolio, value of the collateral on problem loans, recommendations by regulatory authorities and general economic conditions among others. The provision for loan losses for the three months ended March 31, 1999 was $45,000, an increase of $7,000 or 18.4% from the three months ended March 31, 1998. The increase in the provision was based on the growth in the loan portfolio.

Noninterest Income

Noninterest income for the three months ended March 31, 1999 was $242,000, an increase of $5,000 or 2.1% from the three months ended March 31, 1998. The increase is primarily attributable to a $12,000 increase in merchant discount fees which was partially offset by a $9,000 decrease in international fees.

Noninterest Expense

Noninterest expense totaled $3.2 million for the three months ended March 31, 1999, an increase of $164,000 or 5.4% from $3.0 million for the same period of the prior year. Salaries and employee benefits, the largest component of noninterest expense increased $177,000 or 9.6% due to additional staff, normal merit increases and an increase in the use of temporary help. Full time equivalent personnel numbered 112 on March 31, 1999 compared to 107 on March 31, 1998.

The following table summarizes the significant components of noninterest expense for the dates indicated.

                                             Quarter Ended March 31,        Dollar          %
                                             1999               1998        Change        Change
(Dollars in thousands)                     ---------          --------    ----------    ----------
Salaries and employee benefits             $ 2,019             $ 1,842        $ 177          9.6%
Occupancy                                      277                 271            6          2.2%
Equipment                                      245                 212           33         15.6%
Data processing services                        96                  89            7          7.9%
Telephone and postage                           83                  66           17         25.8%
Consulting fees                                 66                  60            6         10.0%
Marketing                                       42                  69          (27)       (39.1%)
Legal fees                                      45                  55          (10)       (18.2%)
Goodwill and core deposit amortization          42                  48           (6)       (12.5%)
FDIC insurance                                  10                   8            2         25.0%)
Other                                          286                 327          (41)       (12.5%)
                                          --------            --------       ------      -------
TOTAL NONINTEREST EXPENSE                  $ 3,211             $ 3,047        $ 164          5.4%
                                          ========            ========       ======      =======

Provision for Income Taxes

The provision for income taxes for the first quarter of 1999 decreased to $785,000 from $795,000 for the same quarter of the prior year. These provisions represent effective tax rates of 38% and 40%, respectively.

FINANCIAL CONDITION

Loans

Average loans for the first quarter of 1999 increased $12.3 million or 5.5% to $237.4 million compared to $225.1 million for the same quarter of 1998. Loans outstanding at March 31, 1999 increased $11.1 million to $244.3 million from $233.2 million at December 31, 1998. The increase in loans outstanding during the first quarter was due to a strong regional economy and an overall increase in loan demand.

Real estate construction loans as a percentage of total loans outstanding were 3.5% at March 31, 1999 compared to 4.4% at March 31, 1998. The Bank maintains a limited portfolio of real estate constructions loans as the risks associated with real estate construction lending are generally considered to be higher than risks associated with other forms of lending. However, the Bank continues to fund real estate construction commitments on a limited basis with stringent underwriting criteria.

Other real estate loans consist of mini-perm loans and land acquisition loans which are primarily owner-occupied and are generally granted based on the rental or lease income stream generated by the property. Other real estate loans totaled $64.9 million at March 31, 1999, an increase of $715,000 or 1.1% from March 31, 1998.

The following table sets forth the amount of loans outstanding in each category and the percentage of total loans outstanding for each category as of the date indicated.

                                      March 31, 1999                     December 31, 1998                    March 31, 1998
                             ------------------------------   ---------------------------------   --------------------------------
                                Amount            Percent           Amount           Percent            Amount           Percent
                             ---------------   ------------   -----------------   -------------   -----------------   ------------
                                                              (Dollars in thousands)
Commercial                        $ 154,226          63.1%           $ 146,216           62.7%           $ 129,630          58.6%
Real estate - construction            8,643           3.5%               7,648            3.3%               9,674           4.4%
Real estate - other                  64,887          26.6%              62,328           26.7%              64,172          29.0%
Installment and other                16,495           6.8%              17,019            7.3%              17,899           8.0%
                             ---------------   ------------   -----------------   -------------   -----------------   ------------
  TOTAL                           $ 244,251         100.0%           $ 233,211          100.0%           $ 221,375         100.0%
                             ===============   ============   =================   =============   =================   ============

Non-Performing Assets

The following table provides information with respect to the Company's past due loans and components of non-performing assets at the dates indicated.

                                                                       March 31            Dec. 31           March 31
                                                                         1999               1998               1998
                                                                    ---------------     --------------     -------------
                                                                                   (Dollars in thousands)
Loans 90 days or more past due and still accruing                              $ -              $ 112             $ 182
Non-accrual loans                                                               79                208             3,238
Foreclosed assets                                                                -                  -               554
                                                                    ---------------     --------------     -------------
  Total non-performing assets                                                 $ 79              $ 320           $ 3,974
                                                                    ===============     ==============     =============
Non-performing assets to period end loans,
  other assets held for sale plus foreclosed assets                          0.03%              0.14%             1.80%
                                                                    ===============     ==============     =============

At March 31, 1999, the recorded investment in loans considered to be impaired consisted of one loan totaling $79,000 which was on a non-accrual basis. For the quarter ended March 31, 1999, the average recorded investment in impaired loans was $86,000. No interest income was recognized on impaired loans. If interest income on those loans had been recognized, such income would have approximated $2,000.

Allowance for Loan Losses

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

The following table summarizes the changes in the allowance for loan losses for the periods indicated:

                                                             Three Months          Year              Three Months
                                                                 Ended             Ended                 Ended
                                                                3-31-99           12-31-98              3-31-98
                                                             ------------      --------------       ---------------
                                                                         (Dollars in thousands)
Balance, at beginning of period                                  $ 4,424             $ 4,351               $ 4,351
Charge-offs:
  Commercial                                                           -                 200                   171
  Real estate - construction                                           -                 150                   150
  Real estate - other                                                  -                 390                    58
  Installment and other                                                -                  95                     -
                                                             ------------      --------------       ---------------
    Total charge-offs                                                  -                 835                   379
Recoveries:
  Commercial                                                          82                  48                     6
  Real estate - construction                                           -                 164                     9
  Real estate - other                                                101                 487                    15
  Installment and other                                               58                  59                    33
                                                             ------------      --------------       ---------------
    Total recoveries                                                 241                 758                    63
                                                             ------------      --------------       ---------------
Net (recoveries) charge-offs                                        (241)                 77                   316
Provision charged to operations                                       45                 150                    38
                                                             ------------      --------------       ---------------
Balance, at end of period                                        $ 4,710             $ 4,424               $ 4,073
                                                             ============      ==============       ===============

Ratio of net (recoveries) charge-offs to average
  loans (annualized)                                               (0.41%)              0.03%                 0.56%
                                                             ============      ==============       ===============

Allowance at period end to total loans
  outstanding                                                       1.93%               1.90%                 1.84%
                                                             ============      ==============       ===============

Average Loans                                                    237,369             221,758               225,072
EOP Loans                                                        244,251             233,211               221,375

Potential Problem Loans

At March 31, 1999 there were no loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed in the discussion above that (i) represented or resulted from trends or uncertainties which management anticipated would have a material impact on future operating results, liquidity, capital resources or (ii) represented material credits about which management was aware of information that would cause serious doubt as to the ability of the borrower to comply with the loan repayment terms.

Investment Portfolio

The Company's investment portfolio is used primarily for liquidity purposes and secondarily for investment income. The portfolio is primarily composed of U.S. Treasury, U.S. government agency instruments and investment grade municipal obligations. The company has increased its investment in municipal securities to benefit from higher after-tax yields available on bank-qualified municipal securities.

The table below summarizes the amortized cost and estimated market values of investment securities at the dates indicated.

                                                  March 31, 1999                             December 31, 1998
                                       -------------------------------------       --------------------------------------
                                         Amortized               Market               Amortized               Market
                                            Cost                 Value                  Cost                  Value
                                       ---------------      ----------------       ----------------       ---------------
                                                               (Dollars in thousands)
SECURITIES HELD TO MATURITY:
  U.S. government agencies and
    corporation                              $ 20,378              $ 20,358               $ 16,290              $ 16,400
  Municipal securities                         16,140                16,611                     61                    64
  Mortgage Backed Securities                       56                    58                 16,152                16,754
                                       ---------------      ----------------       ----------------       ---------------
    TOTAL                                    $ 36,574              $ 37,027               $ 32,503              $ 33,218
                                       ===============      ================       ================       ===============
SECURITIES AVAILABLE FOR SALE:
  U.S. Treasury securities                   $ 23,414              $ 23,572               $ 12,013              $ 12,228
  U.S. government agencies and
    corporation                                12,010                12,155                 18,366                18,641
                                       ---------------      ----------------       ----------------       ---------------
    TOTAL                                    $ 35,424              $ 35,727               $ 30,379              $ 30,869
                                       ===============      ================       ================       ===============

Deposits

For the three months ended March 31, 1999 average deposits totaled $349.5 million, an increase of $63.8 million or 22.3% from $285.7 million for the same period in 1998. Management attributes the increase in deposits to an improving economic environment and an increase in loan demand. It is the Company's objective to become the primary bank for its customers by servicing both the loan and deposit needs. Accordingly, a correlation is expected between the loan and the deposit volumes such that deposit volumes are expected to increase as the loan volume increases.

For the three months ended March 31, 1999, average demand deposits totaled $95.6 million, an increase of $15.5 million or 19.3% from the same period in 1998. Average demand deposits as a percentage of total deposits decreased to 27.4% for the first quarter of 1999 from 28.1% for the same period of the prior year. Average interest-bearing deposits increased $48.3 million or 23.5% for the three months ended March 31, 1999 from the same period in 1998. Average interest-bearing deposits comprised 72.6% of average total deposits for the three months ended March 31, 1999 and 71.9% of average total deposits for the three months ended March 31, 1998.

The table below sets forth information regarding the Bank's average deposits by amount and percentage of total deposits for the three months ended March 31, 1999 and 1998.

                                                                              Average Deposits
                                                     ----------------------------------------------------------------------
(Dollars in thousands)                                                  Three Months Ended March 31,
                                                     ----------------------------------------------------------------------
                                                                   1999                                   1998
                                                     -----------------------------------    -------------------------------
                                                        Amount          Percentage             Amount          Percentage
                                                     -------------      ----------------    -------------      ------------
Demand accounts                                          $ 95,638            27.4%              $ 80,134             28.1%
Interest-bearing checking                                  27,773             7.9%                27,807              9.7%
Money market                                              101,736            29.1%                74,099             25.9%
Savings and time                                          124,369            35.6%               103,619             36.3%
                                                     -------------      -----------         -------------      ------------
     Total                                              $ 349,516           100.0%             $ 285,659            100.0%
                                                     =============      ===========         =============      ============

Certificates of deposit over $100,000 are generally considered a higher cost and less stable form of funding than lower denomination deposits and may represent a greater risk of interest rate and volume volatility than small retail deposits. Time certificates of $100,000 or more at March 31, 1999 had the following schedule of maturities:

                                                                       (In thousands)
                                                                        -------------
Three months or less                                                      $ 60,286
After three months through six months                                       26,417
After six months through twelve months                                       5,581
After twelve months                                                          3,339
                                                                        -------------
    Total                                                                 $ 95,623
                                                                        =============

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity management refers to the Bank's ability to acquire funds to meet loan demand, fund deposit withdrawals and to service other liabilities.

To augment liquidity, the Bank has informal federal funds borrowing arrangements with correspondent banks totaling $35.0 million and is a member of the Federal Home Loan Bank of San Francisco and through membership has the ability to pledge qualifying collateral for short term (up to six months) and long term (up to five years) borrowing. At March 31, 1999 the Bank had no outstanding borrowings against these arrangements. Additionally, at March 31, 1999, unpledged government securities that are available to secure additional borrowing in the form of reverse repurchase agreements totaled approximately $48.1 million. At March 31, 1999 the Bank had no reverse repurchase agreements.

The liquidity position of the Company improved during the first quarter of 1999. Deposit growth provided $29.0 million of cash in addition to the $1.6 million provided by operating activities. Cash and cash equivalents of $20.3 million were used in the Company's investing activities to purchase securities and to fund the growth of the loan portfolio. The net increase in cash and cash equivalents for the quarters ended March 31, 1999 and 1998 was $10.8 million and $13.5 million, respectively.

The liquidity position of the Company may be expressed as a ratio defined as (a) cash, Federal funds sold, other unpledged short term investments and marketable securities, including those maturing after one year, divided by (b) total assets less pledged securities. Using this definition at March 31, 1999, the Company had a liquidity ratio of 40.1% as compared to 38.2% at December 31, 1998. The increase in over-night Federal funds sold reflects the increase in liquidity. Federal Funds sold at March 31, 1999 were $81.8 million compared to $73.0 million at December 31, 1998.

Capital Resources

Total shareholders' equity increased to $43.5 million at March 31, 1999 from $41.8 million at December 31, 1998 reflecting retained income of $1,275,000 and common stock option exercises of $536,000. These benefits were partially offset by the market adjustment of securities available for sale.

The Company and the Bank are subject to capital adequacy guidelines issued by the Federal Reserve Board of Governors which requires a minimum risk-based capital ratio of 8%. At least 4% must be in the form of "Tier 1" capital, which consists of common equity, non-cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries. "Tier 2" capital consists of cumulative and limited-life preferred stock, mandatory convertible securities, subordinated debt and, subject to certain limitations, the allowance for loan losses. General loan loss reserves included in Tier 2 capital cannot exceed 1.25% of risk-weighted assets.

At March 31, 1999 the Company's risk-based capital ratio was 15.35%. The following table presents the Company's risk-based capital and leverage ratios as of March 31, 1999 and December 31, 1998.

                                                                                                      Minimum Capital
                                                                                                    Requirements To Be
                                                                                                Considered Well Capitalized
                                                                         Minimum                  Under Prompt Corrective
                                           Actual                 Capital Requirements               Action Provisions
                               -----------------------------   ----------------------------    -----------------------------
                                  Amount           Ratio         Amount            Ratio          Amount           Ratio
                               -------------    ------------   ------------    ------------    -------------    ------------
As of March 31, 1999

  Total Capital

    (to Risk Weighted Assets)      $ 46,407          15.35%       $ 24,193           8.00%         $ 30,241          10.00%

  Tier 1 Capital

    (to Risk Weighted Assets)        42,615          14.09%         12,096           4.00%           18,145           6.00%

  Tier 1 Capital

    (to Average Assets)              42,615          10.73%         15,889           4.00%           19,861           5.00%

As of December 31, 1998:

  Total Capital

    (to Risk Weighted Assets)      $ 44,381          15.39%       $ 23,070           8.00%         $ 28,837          10.00%

  Tier 1 Capital

    (to Risk Weighted Assets)        40,766          14.14%         11,535           4.00%           17,302           6.00%

  Tier 1 Capital

    (to Average Assets)              40,766          10.20%         15,987           4.00%           19,984           5.00%

Year 2000

The Company is working to resolve the potential impact of Year 2000 on its computer system and the associated software applications. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's time-sensitive programs could interpret a date using "00" as 1900 rather than the year 2000. This could result in major miscalculations or system failure. If the Company and its third party software vendors are unable to address this issue in a timely manner, there could be substantial financial risk to the Company. Contingency plans include the conversion to alternative Year 2000 compliant applications, outsourcing of critical functions to third-party providers or interim manual processing. In the worst case scenario, the Company would retain sufficient additional staffing to convert to manual processing. The added expense in this scenario would be a function of the number of applications requiring such manual processing and the duration of time until a Year 2000 compliant application could be acquired, tested and installed.

To insure this does not occur, the Company has formed a committee of representatives of all operational areas within the Bank. This committee convenes on a monthly basis and reports quarterly to the Audit Committee of the Board of

Directors. The Committee has developed an action plan which includes five phases. The Awareness and Assessment Phases included forming a committee of appropriate members, preparing an inventory of all hardware and software applications, identifying mission-critical systems and developing an overall plan to address the issue. These phases were completed by June 1998. The Renovation Phase included implementing the changes in hardware and software necessary to bring the computer systems compliant with Year 2000 processing. This phase was 98% completed in March of 1999. The Validation and Implementation Phases include testing and installation of Year 2000 compliant hardware and applications. The Bank has completed 90% of this phase with completion expected by June of 1999.

The Company has also investigated "environmental systems providers" which include such services as building elevators, telephone and alarm systems for Year 2000 compliance and has received assurances that those systems have been tested and are Year 2000 compliant. However, due to the nature of certain of the environmental applications, such as the utility companies, the Company will be unable to test and validate compliance in these areas.

Additionally, the Company has identified customers who have a material loan or deposit relationship with the Bank and is in the process of surveying those customers to inform them of the Year 2000 issues, insure they are taking appropriate steps to meet Year 2000 processing requirements and to assess the overall risk to the Company resulting from the status of such customer's Year 2000 compliance.

The primary cost associated with the Company's efforts to review, test and validate its computer applications for Year 2000 compliance has been, and will continue to be, the reallocation of internal resources. The Company has expensed approximately $120,000 through March 31, 1999 relating to its Year 2000 compliance efforts, and anticipates an additional $30,000 of expenses for the remainder of 1999.

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

The Company's balance sheet position at Market 31, 1999 was asset sensitive due to the significant amount of variable rate loans and Federal funds sold. Generally, if more assets than liabilities reprice at a given time in a rising rate environment, net interest income will increase, and in a declining rate environment, net interest income would deteriorate. Management believes there has been no significant change in the Bank's market risk exposure as disclosed in the Company's Annual Report on Form 10-K for the year December 31, 1998.

Part II. OTHER INFORMATION

Item 1.      Legal Proceedings - None

Item 2.      Changes in Securities and Use of Proceeds - None

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


                                  CIVIC BANCORP
                                  (Registrant)


Date: May 7, 1999                 By:  /s/ Herbert C. Foster
                                     -------------------------------------
                                        Herbert C. Foster
                                        President
                                        Chief Executive Officer


                                  By:  /s/ Gerald J. Brown
                                     -------------------------------------
                                        Gerald J. Brown
                                        Chief Financial Officer
                                        Principal Accounting Officer