Form 10-Q
period 1999-06-30
CIVIC BANCORP
filed 1999-08-09
CIK 747205

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the transition period from _________ to _________

                          Commission File No. 0-13287

                                 CIVIC BANCORP
                        2101 Webster Street, 14th Floor
                              Oakland, CA  94612
                                (510) 836-6500

Incorporated in California                I.R.S. Employer Identification No.
                                                     68-0022322


The number of shares of common stock outstanding as of the close of business on August 1, 1999.

          Class                        Number of Shares Outstanding
          -----                        ----------------------------

       Common Stock                             4,729,684

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
PART I. Item 1.         Unaudited Financial Statements

                        Consolidated Balance Sheets -
                        June 30, 1999, June 30, 1998,
                        and December 31, 1998                                         3

                        Consolidated Statements of Income -
                        Three Months Ended June 30, 1999, and
                        June 30, 1998, and Six Months Ended
                        June 30, 1999, and June 30, 1998                              4

                        Consolidated Statements of Cash Flows -
                        Six Months Ended June 30, 1999, and
                        June 30, 1998                                                 5

                        Consolidated Statements of Comprehensive
                        Income - Three Months Ended June 30, 1999,
                        and June 30, 1998, and Six Months Ended
                        June 30, 1999, and June 30, 1998                              6

        Item 2.         Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                                    7

        Item 3.         Quantitative and Qualitative Disclosures About Market Risk   18

PART II.                Other Information                                            19

SIGNATURES                                                                           20

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         CIVIC BANCORP AND SUBSIDIARY
                         ----------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                         (In thousands except shares)

                                                     June 30        June 30      December 31
                                                       1999           1998          1998
                                                    -----------    -----------   -----------
ASSETS
------
Cash and due from banks                              $ 21,328       $ 22,600       $ 15,276
Federal funds sold                                      6,400         45,075         73,028
                                                     --------       --------       --------
   Total cash and cash equivalents                     27,728         67,675         88,304
Securities available for sale                          40,106         30,922         30,869
Securities held to maturity
  (market value of $41,671, $28,423,
   and $33,218, respectively)                          42,084         28,051         32,503
Other securities                                        2,414          2,145          2,243
Loans:
  Commercial                                          164,457        129,502        146,216
  Real estate-construction                              8,659          9,609          7,648
  Real estate-other                                    74,858         61,140         62,328
  Installment and other                                13,672         16,869         17,019
                                                     --------       --------       --------
  Total loans                                         261,646        217,120        233,211
Less allowance for loan losses                          4,383          4,337          4,424
                                                     --------       --------       --------
  Loans - net                                         257,263        212,783        228,787
Interest receivable and other assets                    6,716          5,407          5,316
Leasehold improvements and equipment - net              1,637          1,314          1,558
Foreclosed assets                                           -          1,182              -
                                                     --------       --------       --------
TOTAL ASSETS                                         $377,948       $349,479       $389,580
                                                     ========       ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
LIABILITIES
Deposits:
  Noninterest-bearing                                $ 65,589       $ 90,567       $ 71,417
                                                     ========       ========       ========
  Interest-bearing:
    Checking                                            4,708          7,783          6,231
    Money market                                      153,524        105,945        139,851
    Time and savings                                  105,362        101,464        125,450
                                                     --------       --------       --------
  Total deposits                                      329,183        305,759        342,949
Accrued interest payable and other liabilities          4,564          3,592          4,817
                                                     --------       --------       --------
Total liabilities                                     333,747        309,351        347,766

COMMITMENTS AND CONTINGENCIES                               -              -              -

SHAREHOLDERS' EQUITY
Preferred stock no par value; authorized,
   10,000,000 shares; none issued or outstanding
Common stock no par value; authorized,
   10,000,000 shares; issued and outstanding,
  4,729,684, 4,804,741, and 4,666,202 shares           35,752         34,156         32,723
Retained earnings, (subsequent to July 1, 1996
  date of quasi-reorganization, total deficit
  eliminated $5.5 million)                              8,501          5,737          8,797
Accumulated other comprehensive income - net              (52)           235            294
                                                     --------       --------       --------
Total shareholders' equity                             44,201         40,128         41,814
                                                     --------       --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $377,948       $349,479       $389,580
                                                     ========       ========       ========

                         CIVIC BANCORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
              (In thousands except shares and per share amounts)

                                                Three Months Ended June 30,     Six Months Ended June 30,
                                                --------------------------      ------------------------
                                                    1999           1998            1999          1998
                                                -----------     ----------      ----------    ----------
INTEREST INCOME:
Loans                                               $5,751         $5,782           $11,226    $11,409
Securities available for sale, securities held
  to maturity and other securities                     941            737             1,723      1,446
Tax exempt securities                                  208            168               400        328
Federal funds sold                                     386            400             1,199        737
                                                   -------         ------           -------    -------
Total interest income                                7,286          7,087            14,548     13,920

INTEREST EXPENSE:
Deposits                                             1,993          2,037             4,181      4,052
                                                   -------         ------           -------    -------
Total interest expense                               1,993          2,037             4,181      4,052
                                                   -------         ------           -------    -------

NET INTEREST INCOME                                  5,293          5,050            10,367      9,868
Provision for loan losses                               45             37                90         75
                                                   -------         ------           -------    -------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                          5,248          5,013            10,277      9,793
                                                   -------         ------           -------    -------

NONINTEREST INCOME:
Customer service fees                                 225             209               427        418
Other                                                  86              24               126         52
                                                   -------         ------           -------    -------
Total noninterest income                              311             233               553        470

NONINTEREST EXPENSE:
Salaries and employee benefits                      2,018           1,862             4,037      3,704
Occupancy                                             272             266               549        537
Equipment                                             264             216               509        428
Data processing services                              108              92               204        181
Telephone and postage                                  94              88               177        154
Consulting fees                                        66              60               132        120
Marketing                                              71              68               113        137
Legal fees                                             33              59                78        114
Goodwill and core deposit amortization                 42              49                84         97
FDIC insurance                                          9               9                19         17
Foreclosed asset expense                                1               3                 1          6
Other                                                 351             319               637        643
                                                   -------         ------           -------    -------
Total other expenses                                3,329           3,091             6,540      6,138
                                                   -------         ------           -------    -------

INCOME BEFORE INCOME TAXES                          2,230           2,155             4,290      4,125
Income tax expense                                    855             880             1,640      1,675
                                                   -------         ------           -------    -------
NET INCOME                                       $  1,375        $  1,275          $  2,650   $  2,450
                                                 =========       ========          ========   ========

BASIC EARNINGS PER COMMON SHARE                     $0.29           $0.26             $0.56      $0.51
                                                 =========       ========          ========   ========
DILUTED EARNINGS PER COMMON SHARE                   $0.28           $0.25             $0.54      $0.48
                                                 =========       ========          ========   ========

Weighted average shares outstanding used to
   compute basic earnings per common share      4,749,077       4,841,588         4,736,648  4,847,859
Dilutive effects of stock options                 132,977         270,477           139,147    275,714
                                                ---------       ---------         ---------  ---------
Weighted average shares outstanding used to
   compute diluted earnings per common share    4,882,054       5,112,065         4,875,795   5,123,573
                                                =========       =========         =========   =========

                         CIVIC BANCORP AND SUBSIDIARY
                         ----------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (In thousands)

                                                                Six Months Ended June 30,
                                                                  1999          1998
                                                                ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $2,650        $2,450
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Provision for loan losses                                         90            75
    Depreciation and amortization                                    636           495
    Increase (decrease) in deferred loan fees                        121           (69)
  Change in assets and liabilities:
    (Increase) decrease in interest receivable and other assets     (550)          163
    (Decrease) in accrued interest payable and other liabilities    (957)          (99)
                                                                --------       -------
Net cash provided by operating activities                          1,990         3,015

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                              (386)         (136)
  Paydown on assets held for sale                                     -             43
  Proceeds from sales of foreclosed assets                            -          1,233
  Net (increase) decrease in loans                               (28,687)       13,448
  Expenditures on foreclosed assets                                   -            (26)
  Activities in securities held to maturity:
    Proceeds from maturing securities                                 -          8,011
    Purchases of securities                                       (9,836)       (8,931)
  Activities in securities available for sale:
    Proceeds from maturing securities                              6,000            -
    Purchases of securities                                      (15,974)           -
                                                                --------       -------
Net cash (used in) provided by investing activities              (48,883)       13,642

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                              623           255
Purchase of common stock                                            (537)       (1,579)
Cash paid in lieu of fractional shares                                (3)           -
Net (decrease) increase in deposits                              (13,766)       22,609
                                                                --------       -------
Net cash (used in) provided by financing activities              (13,683)       21,285
                                                                --------       -------

Net (decrease) increase in cash and cash equivalents             (60,576)       37,942

Cash and cash equivalents at beginning of period                  88,304        29,733
                                                                --------       -------
Cash and cash equivalents at end of period                       $27,728       $67,675
                                                                ========       =======

Cash paid during period for:
  Interest                                                        $4,507        $3,761
                                                                ========       =======
  Income taxes                                                    $1,360          $900
                                                                ========       =======

Supplemental schedule of non-cash investing activity:
  Loans transferred to foreclosed assets                        $     -         $2,339
                                                                ========       =======

                         CIVIC BANCORP AND SUBSIDIARY
                         ----------------------------
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                -----------------------------------------------
                                (In thousands)

                                                Three Months Ended June 30,      Six Months Ended June 30,
                                                ---------------------------    ----------------------------
                                                    1999           1998            1999           1998
                                                ------------   ------------    ------------   -------------
Net Income                                         $1,375          $1,275         $2,650          $2,450
Other Comprehensive Income:
Unrealized loss on securities available for sale     (389)             (7)          (576)            (27)
Income tax expense related to unrealized loss
     on securities available for sale                 155               2            230              11
                                                ------------   ------------    ------------   -------------
Other Comprehensive Income                           (234)             (5)          (346)            (16)
                                                ------------   ------------    ------------   -------------
COMPREHENSIVE INCOME                               $1,141          $1,270         $2,304          $2,434
                                                ============   ============    ============   =============

CIVIC BANCORP AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

   The weighted average shares outstanding and per share amounts for all periods presented have been adjusted to give effect for a 5% stock dividend paid in May 1999.

2. NEW PRONOUNCEMENTS

   In June 1999, the FASB issued Statement of Financial Accounting Standards
   (SFAS) No. 137, "Accounting for Derivative Financial Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133." Statement No. 137 defers the effective date of Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" for one year. Statement No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For instruments existing at the date of adoption, Statement No. 133 provides an entity with the option of not applying this provision to such hybrid instruments entered into before January 1, 1998 and not modified thereafter. Consistent with the deferral of the effective date for one year, Statement No. 137 provides an entity the option of not applying this provision to hybrid instruments entered into before January 1, 1998 or 1999 and not modified substantially thereafter. The Company has not completed its evaluation of the impact of its adoption, however, management does not believe it will have a significant impact on the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide greater details of the results of operations and financial condition of the Company. In addition to historical information, certain statements in this filing constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve certain risks and uncertainties and could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors which might cause such a difference include, but are not limited to, interest rate risks, asset quality, general economic conditions, legislative or regulatory changes, increases in personal or commercial customers' bankruptcies and "Year 2000" information systems compliance being more difficult or expensive to complete than expected.

OVERVIEW

For the six months ended June 30, 1999, the Company reported net income of $2,650,000, or $.54 earnings per diluted share compared to a net income of $2,450,000 or $.48 earnings per diluted share for the same period of the prior year. The annualized return on average assets was 1.35% for the six months ended June 30, 1999 compared to 1.48% for the same period of the prior year. The annualized return on average shareholders' equity for the six months ended June 30, 1999 and 1998 was 12.21% and 12.30%, respectively.

RESULTS OF OPERATIONS

Net interest income for the six months ended June 30, 1999, was $10.4 million, increasing $.5 million or 5.1% from net interest income of $9.9 million for the same period in 1998. The increase in net interest income was primarily due to an increase in the volume of average earning assets, the benefit of which were partially offset by a decrease in the weighted average yield on those assets.

Total interest income for the first six months of 1999 equaled $14.5 million, an increase of $.6 million over the interest income earned for the same period in 1998. The increase in total interest income is primarily attributed to the increase in the volume of average earning assets which was partially offset by the decline in the weighted average yield earned on those assets. Total average earning assets increased $61.3 million or 19.8% to $370.9 million for the first six months of 1999 compared to $309.5 million for the same period in 1998. The weighted average rate earned on earning assets declined to 8.02% for the first half of 1999 relative to 9.18% for the same period of the prior year. The decline in the yield is attributed to a lower interest rate environment and a higher level of sales of Federal funds sold.

Total interest expense for the first six months of 1999 was $4.2 million an increase of $.1 million or 3% from the $4.1 million for the first six months of 1998. The increase in interest expense owning to the growth in the volume of interest earning liabilities was essentially offset by a decline in the weighted average rate paid on those liabilities. Average interest bearing liabilities were $248.4 million for the first six months of 1999 as compared to $206.5 million for the same period of the prior year, an increase of $41.9 million or 20.3%. The weighted average rate paid on these liabilities decreased 57 basis points to 3.39% for the first six months of 1999 from 3.96% for the same period of 1998. The decrease in the average rate is attributed to a lower interest rate environment for deposits.

Net Interest Margin

Net interest margin declined 79 basis points to 5.75% for the six months ended June 30, 1999, from 6.54% for the same period of the prior year. The decrease in the margin is attributed to a greater decline in average rate earned on earning assets of 116 basis points relative to the decline in the average rate paid on interest bearing deposits of 57 basis points.


The following table presents an analysis of the components of net interest income for the six month periods ended June 30, 1999 and 1998.


                                                               Six months ended June 30,
                                           ---------------------------------------------------------------
                                                       1999                              1998
                                           -----------------------------    ------------------------------
dollars in thousands                                  Interest     Rates               Interest     Rates
                                            Average    Income\ /2/Earned\    Average    Income\ /2/Earned\
                                            Balance    Expense     Paid      Balance    Expense     Paid
                                           ---------  ---------   ------    ---------  ---------   -------
ASSETS
Securities available for sale              $ 36,365    $ 1,128     6.25%    $ 31,566     $ 988      6.31%
Securities held to maturity:
  U.S. Treasury securities                        -          -        -        5,963       177      5.98%
  U.S. Government agencies                   19,895        531     5.38%       5,976       220      7.41%
  Municipal securities  /(1)/                16,763        606     7.29%      13,698       497      7.31%
Other securities                              2,318         64     5.53%       2,076        61      5.94%
Federal funds sold and securities
  purchased under agreements to resell       51,508      1,199     4.70%      27,177       737      5.47%
Loans:/2,3/
  Commercial                                153,914      7,145     9.36%     130,544     6,741     10.41%
  Real estate-construction                    8,545        401     9.47%      10,833       550     10.24%
  Real estate-other                          65,845      2,974     9.11%      63,415     3,219     10.24%
  Installment and other                      15,704        706     9.07%      18,275       899      9.93%
                                           --------    -------    ------    --------    ------     -----
  Total Loans                               244,008     11,226     9.28%     223,067    11,409     10.31%
                                           --------    -------    ------    --------    ------     -----
    Total Earning Assets                    370,857     14,754     8.02%     309,523    14,089      9.18%
Cash and due from banks                      18,191                           19,326
Leasehold improvements and equipment - net    1,613                            1,364
Interest receivable and other assets          6,020                            4,992
Foreclosed assets                                 -                              578
Less allowance for loan loss                 (4,661)                          (4,237)
                                           --------                         --------
TOTAL ASSETS                               $392,020                         $331,546
                                           ========                         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Interest bearing:
    Checking                               $ 30,572         84     0.55%    $ 26,996       127      0.95%
    Money market                            102,453      1,639     3.23%      77,033     1,296      3.39%
    Time and savings                        115,375      2,458     4.30%     102,504     2,629      5.17%
                                           --------    -------    ------    --------     -----     -----
Total interest bearing liabilities          248,400      4,181     3.39%     206,533     4,052      3.96%
Demand deposits                              94,930                           80,965
Other liabilities                             5,287                            4,219
Shareholders' equity                         43,403                           39,829
                                           --------                         --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $392,020                         $331,546
                                           ========                         ========

Net Interest Income                                   $ 10,573                        $ 10,037
                                                      ========                        ========

Net Interest Margin                                                5.75%                            6.54%
                                                                   =====                           ======
Tax Equivalent Adjustment /(1)/                        $   206                           $ 169
                                                       =======                           =====

--------------------------------------------------------------------------------
(1) Tax-exempt interest income on municipal securities is computed using a Federal income tax rate of 34%. Interest on municipal securities was $400,000 and $328,000 for June 30, 1999 and 1998, respectively. (2) Non-performing loans have been included in the average loan balances. Interest income is included on non-accrual loans only to the extent cash payments have been received. (3) Interest income includes loan fees on commercial loans of $254,000 and $252,000 for June 30, 1999 and 1998, respectively; fees on real estate loans of $141,000 and $197,000 for June 30, 1999 and 1998, respectively; and fees on installment and other loans of $16,000 for both June 30, 1999 and 1998.

The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the six month periods ended June 30, 1999 and 1998.


                       Analysis of Changes in Interest Income and Expense
                              Increase (Decrease) Due to Changes in

Dollars in thousands
                                           Volume/1/     Rate/ 2/     Total
                                          ----------    ----------  ---------
Increase (decrease) in interest income:
Securities available for sale             $   151     $    (11)     $  140
Securities held to maturity:
  U.S. Treasury securities                   (177)           -        (177)
  U.S. Government agencies                    511         (200)        311
  Municipal securities                        111           (2)        109
Other securities                                8           (5)          3
Federal funds sold                            659         (197)        462
Loans:
  Commercial                                1,207         (803)        404
  Real estate-construction                   (116)         (33)       (149)
  Real estate-other                           124         (369)       (245)
  Installment and other                      (126)         (67)       (193)
                                          -------     --------      ------
 Total Loans                                1,089       (1,272)       (183)
                                          -------     --------      ------
Total increase                            $ 2,352     $ (1,687)     $  665
                                          -------     --------      ------

(Increase) decrease in interest expense:
Deposits:
  Interest bearing checking               $   (17)    $     60      $   43
  Money market                               (428)          85        (343)
  Savings and time                           (330)         501         171
Other borrowed funds                            -            -           -
                                          -------     --------      ------
Total increase                            $  (775)    $    646      $ (129)
                                          -------     --------      ------
Total change in net interest income       $ 1,577     $ (1,041)     $  536
                                          =======     ========      ======

(1) Changes not solely attributed to rate or volume have been allocated to volume.
(2) Loan fees are reflected in rate volumes.

Provision for Loan Losses

The provision for loan losses is charged to operations and creates an allowance for future loan losses. The amount of the provision is dependent on many factors which include the amount of the allowance for loan losses, growth in the loan portfolio, net charges against the allowance, changes in the composition of the portfolio, the number and dollar amount of delinquent loans, assessment of the overall quality of the portfolio, value of the collateral on problem loans, recommendations by regulatory authorities and general economic conditions among others. The provision for loan losses for the six months ended June 30, 1999, was $90,000 as compared to $75,000 for the six months ended June 30, 1998. The increase in the provision was based principally on the growth in the loan portfolio. See "Allowance for Loan Losses" for further discussion.

Non-Interest Income

Non-interest income for the six months ended June 30, 1999, was $553,000, an increase of $83,000 or 17.7% from the six months ended June 30, 1998. Customer service fees, the largest component of non-interest income, have increased $9,000 due to the increase in deposit volume. Included in other noninterest income are gains realized on the disposal of foreclosed assets of $82,000.

Non-Interest Expense

Non-interest expense totaled $6.5 million and $6.1 million for the six months
period ended June 30, 1999 and 1998, respectively.   Salaries and employee
benefits for the six months ended June 30, 1999, increased $333,000 or 9.0% from the same period in 1998. The increase in salaries and employee benefits is related to an increase in the number of employees and normal promotional and merit increases. Full time equivalent personnel numbered 116 on June 30, 1999, compared to 108 on June 30, 1998.

Increased equipment expenses are related to the addition of computer hardware, software and software maintenance fees associated with the preparation for the year 2000. Legal expenses have decreased due to reduced legal activity directed toward loan loss recoveries. Marketing expenses declined due to the cost of an 1998 advertising campaign to promote the bank in new markets.

The following table summarizes the significant components of noninterest expense for the dates indicated.


                                                     Noninterest Expense
                                            June 30     June 30       Dollar        %
(Dollars in thousands)                       1999        1998         Change     Change
                                           ---------   --------     ---------   --------
Salaries and related benefits               $4,037      $3,704          $333        9.0%
Occupancy                                      549         537            12        2.2%
Equipment                                      509         428            81       18.9%
Data processing services                       204         181            23       12.7%
Telephone and postage                          177         154            23       14.9%
Legal fees                                      78         114           (36)     -31.6%
Goodwill and core deposit amortization          84          97           (13)     -13.4%
Marketing                                      113         137           (24)     -17.5%
Consulting fees                                132         120            12       10.0%
Foreclosed asset expenses                        1           6            (5)     -83.3%
FDIC insurance                                  19          17             2       11.8%
Other                                          637         643            (6)      -0.9%
                                           -------     -------        -------   -------
TOTAL NONINTEREST EXPENSE                   $6,540      $6,138          $402        6.5%
                                           =======     =======       =======    =======

Provision for Income Taxes

The provisions for income taxes for the first half of 1999 and 1998 were $1,640,000 and $1,675,000, respectively. These provisions represent effective tax rates of 38.2% and 40.6%, respectively. The effective rate has decreased for 1999 due to an increase in tax exempt municipal securities and the increase in interest income earned on loans to customers located in state designated enterprise zones which have state income tax benefits.

FINANCIAL CONDITION

Loans

Average loans for the first half of 1999 increased $20.9 million or 9.4% to $244.0 million from $223.1 million for the same period of the prior year. Total loans at June 30, 1999, have increased $28.4 million or 12.2% from December 31, 1998, due to a stronger regional economy in 1999 and an overall strong demand for loans.

The Bank concentrates its lending activities on commercial, real estate construction and other forms of real estate loans made primarily to business. Installment and other consumer loans are generally made to the owners and principals of companies with whom the Bank maintains commercial relationships.

Real estate construction loans as a percentage of total loans were 3.3% at June 30, 1999, and at December 31, 1998. The Bank maintains a limited portfolio of real estate construction loans as the risks associated with real estate construction lending are generally considered to be higher relative to other forms of commercial lending. However, the Bank continues to fund real estate construction commitments on a limited basis with stringent underwriting criteria. Other real estate loans consist of mini-perm loans and land acquisition loans which are primarily owner-occupied and are generally granted based on the rental or lease income stream generated by the property.

The following table sets forth the amount of loans outstanding in each category and the percentage of total loans outstanding for each category at the dates indicated.



                                  June 30                     Dec. 31                     June 30
                           -----------------------     ------------------------     ----------------------
                                   1999                        1998                        1998
                           -----------------------     ------------------------     ----------------------
(Dollars in thousands)        Amount     Percent         Amount        Percent       Amount      Percent
                           -----------  ----------     ----------     ---------     --------    ----------
                                                    (Dollars in thousands)
Commercial                   $164,457      62.9%        $146,216        62.7%       $129,502      59.6%
Real estate - construction      8,659       3.3%           7,648         3.3%          9,609       4.4%
Real estate - other            74,858      28.6%          62,328        26.7%         61,140      28.2%
Installment and other          13,672       5.2%          17,019         7.3%         16,869       7.8%
                             --------     -----          -------       -----        --------     -----
  TOTAL                      $261,646     100.0%        $233,211       100.0%       $217,120     100.0%
                             ========     =====         ========       =====        ========     =====


Foreclosed Assets

Foreclosed assets totaled $1.2 million at June 30, 1998, and were liquidated during the third quarter of 1998.

Non-Performing Assets

The Company's policy is to recognize interest income on an accrual basis unless a loan becomes impaired. A loan is considered to be impaired when it becomes probable that the Company will not recognize all amounts due under the original terms of the loan agreement. At the time a loan is judged to be impaired, the accrual of interest is discontinued and any accrued, but uncollected interest is reversed. Thereafter, all payments are applied against principal until principal is fully recovered with subsequent collections recognized as interest income as they are received

The following table provides information with respect to the Company's past due loans and components of non-performing assets at the dates indicated.



                                                       June 30           Dec. 31         June 30
                                                        1999              1998             1998
                                                      ----------        ----------       ----------
(Dollars in thousands)
Loans 90 days or more past due and still accruing       $  554            $  112           $  548
Non-accrual loans                                          594               208            1,710
Foreclosed assets                                            -                 -            1,182
                                                        ------            ------           ------
  Total non-performing assets                           $1,148            $  320           $3,440
                                                        ======            ======           ======

Non-performing assets to period end loans,
  other assets held for sale plus foreclosed assets       0.44%             0.14%            1.58%
                                                        ======            ======           ======


At June 30, 1999, the recorded investment in loans considered to be impaired was $594,000 all of which were on a non-accrual basis. These loans all have supporting collateral which exceed the book value and accordingly do not have an associated allowance for loan loss. For the six months ended June 30, 1999, the average recorded investment in impaired loans was $171,000 and no interest income was recognized on impaired loans. If interest income on those loans had been recognized, such income would have approximated $8,000.

The Company has an active credit administrative function, which includes the regular use of an external loan review firm, that periodically reviews all loans to identify potential problem credits using quality standards and criteria similar to those of regulatory agencies. Loans receiving lesser grades are considered to be classified and fall into "substandard," "doubtful," of "loss" categories. Substandard loans are characterized as having one or more defined weakness which could result in a loss to the Company if the deficiencies are not corrected. Doubtful loans have the weakness of a substandard loans with the added complication that those weaknesses are less likely to be remedied and are of a character that increase the probability of a principal loss. A loan classified as a loss is considered uncollectable and is discharged against the allowance.

The following table sets forth the classified assets as of the dates indicated.



(Dollars in thousands)
                                          6-30-99                   12-31-98                  6-30-98
                                         -----------               -----------               -----------
Substandard                                $ 8,485                   $ 4,307                   $ 4,515
Doubtful                                       849                       110                     1,121
Loss                                             -                         -                         -
                                           -------                   -------                   -------
Total Classified                           $ 9,334                   $ 4,417                   $ 5,636

Classified Loans to Total Loans               2.32%                     1.89%                     2.55%

Classified Loans to Reserve for Loan Loss   138.69%                    99.84%                   138.37%


As of June 30, 1999, with the exception of the aforementioned classified loans and nonperforming assets, management was not aware of any loans about which it has material reservations regarding the borrower's ability to comply with existing loan repayment terms or which might result in such loans becoming impaired or classified at some future date. Management cannot, however, predict the impact of future economic events or conditions nor the impact such an environment may have on the Company's loan portfolio. Accordingly, there can be no assurances that other loans will not become impaired or classified in the future.

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

The policy of the Company is to review loans in the portfolio to identify potential problem credits and to assess the credit quality of the loan portfolio. Specific allocations are made for loans where the probability of a loss can be defined and reasonably estimated while the balance of the allocations are based on the size of the portfolio, delinquency trends, historical data, industry averages and general economic conditions in the Company's market area.

Although management believes that the allowance for loan losses is adequate for both potential losses of identified credits and estimated inherent losses in the portfolio, future provisions will be subject to continuing evaluations of the portfolio, and if the economy declines or the quality of the loan portfolio deteriorates, additional provisions may be required.

The following table summarizes the changes in the allowance for loan losses for the periods indicated:



                                                      Six Months    Year      Six Months
                                                        Ended      Ended        Ended
(Dollars in thousands)                                 6-30-99    12-31-98     6-30-98
                                                      ---------  ----------  -----------
Balance, at beginning of period                       $4,424       $4,351       $4,351
Charge-offs:
  Commercial                                             500          200          171
  Real estate - construction                               -          150          150
  Real estate - other                                      -          390          207
  Installment and other                                    -           95            -
                                                      ------       ------       ------
    Total charge-offs                                    500          835          528
Recoveries:
  Commercial                                              84           48           10
  Real estate - construction                               -          164           16
  Real estate - other                                    217          487          372
  Installment and other                                   69           59           41
                                                      ------       ------       ------
    Total recoveries                                     369          758          439
                                                      ------       ------       ------
Net charge-offs                                          131           77           89
Provision charged to operations                           90          150           75
                                                      ------       ------       ------
Balance, at end of period                             $4,383       $4,424       $4,337
                                                      ======       ======       ======

Ratio of net charge-offs to average loans (annualized)  0.11%        0.03%        0.08%
                                                      ======       ======       ======

Allowance at period end to total loans outstanding      1.68%        1.90%        2.00%
                                                      ======       ======       ======


Investment Portfolio

The Company's Available for Sale portion of the investment portfolio is used primarily for liquidity purposes and the Held to Maturity portion of the portfolio is principally for investment income. The portfolio is primarily composed of US Treasury and US government agency instruments and investment grade municipal obligations. The Company has increased the balances in the securities portfolio to benefit from the higher interest rates on US government agency securities relative to US Treasury securities and overnight Federal funds.

The table below summarizes the book value and estimated market values of investment securities at the dates indicated.

                                                                June 30,
                                          --------------------------------------------------
                                                  1999                         1998
                                          ----------------------      ----------------------
                                            Book         Market          Book         Market
   (Dollars in thousands)                  Value         Value           Value        Value
                                          --------     ---------       --------      -------
SECURITIES HELD TO MATURITY:
  U.S. Treasury securities                      -             -          $5,979      $5,993
  U.S. government agencies and
    corporation                            24,346        24,038           7,974       7,999
  Municipal securities                     17,693        17,586          14,019      14,348
  Collateralized mortgage obligations          45            47              79          83
                                          -------       -------         -------     -------
    TOTAL                                 $42,084       $41,671         $28,051     $28,423
                                          =======       =======         =======     =======
SECURITIES AVAILABLE FOR SALE:
  U.S. Treasury securities                $12,007       $12,086         $12,021     $12,196
  U.S. government agencies and
    corporation                            28,185        28,020          18,509      18,726
                                          --------     ---------       --------     -------
    TOTAL                                 $40,192       $40,106         $30,530     $30,922
                                         ========     =========         =======     =======


Deposits

Total deposits decreased $14 million or 4% to $329 million as of June 30, 1999, from $343 million as of December 31, 1998. The decrease is primarily due to the maturity and withdrawal of two large consumer time deposit accounts totaling $20 million.

For the six months ended June 30, 1999, average deposits totaled $343.3 million, an increase of $55.8 million or 19.4% from $287.5 million for the same period in 1998. Management attributes the increase in deposits to strong regional economy and an increase in the loan demand. The Company emphasizes developing total banking relationships with its customers as a means of increasing its core deposit base. Accordingly, the Company expects a correlation between total loans and total deposits such that deposits are expected to increase as loan volume increases. Average loans increased 9.4% for the same comparative periods.

The table below sets forth information regarding the Bank's average deposits by amount and percentage of total deposits for the six months ended June 30, 1999 and 1998.



                                              Average Deposits
                               ----------------------------------------------
                                          Six Months Ended June 30,
                               ----------------------------------------------
                                       1999                     1998
                               ---------------------    ---------------------
Dollars in thousands            Amount    Percentage      Amount   Percentage
                               --------   ----------     --------  ----------
Demand accounts                $ 94,930     27.5%         $80,965     28.1%
Interest-bearing checking        30,572      8.9%          26,996      9.4%
Money market                    102,453     29.8%          77,033     26.8%
Savings and time                115,375     33.6%         102,504     35.7%
                               --------    ------        --------    ------
     Total                     $343,330    100.0%        $287,498    100.0%
                               ========    ======        ========    ======


Certificates of deposit over $100,000 are generally considered a higher cost and less stable form of funding than lower denomination deposits and may represent a greater risk of interest rate and volume volatility than small retail deposits. Time certificates of $100,000 or more at June 30, 1999, had the following schedule of maturities:

(IDollars in thousands)               Total Maturing
                                       -------
Three months or less                   $49,420
After three months through six months   16,482
After six months through twelve months  11,203
After twelve months                      3,456
                                       -------
    Total                              $80,561
                                        ======


LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity risk refers to the Bank's ability to acquire funds to meet loan demand, to fund deposit withdrawals and to service other liabilities as they become due. The Bank's exposure to liquidity risk is monitored monthly by the Risk Management Committee which includes members of the Board of Directors and Senior Management. The Committee monitors such liquidity factors as maturing loans and time deposits, unadvanced loan commitments, regional economic conditions and historical seasonality to minimize the exposure to liquidity risk.

To augment liquidity, the Bank has informal federal funds borrowing arrangements with correspondent banks totaling $35.0 million. The Bank is a member of the Federal Home Loan Bank of San Francisco and through membership has the ability to pledge qualifying collateral for short term (up to six months) and long term (up to five years) borrowing. At June 30, 1999, the Bank had no outstanding borrowings against these arrangements. Additionally, at June 30, 1999, unpledged government securities that are available to secure additional borrowing in the form of reverse repurchase agreements totaled approximately $38.4 million. At June 30, 1999, the Bank had no reverse repurchase agreements.

The liquidity position of the Company decreased during the first half of 1999 from December 31, 1998, as cash and cash equivalents of $48.9 million and $13.7 million were used for investing and financing activities, respectively. Cash and cash equivalents used in investing activities included $28.6 million to satisfy the growth in loan volume and $20.3 million to purchase investment securities. Cash and cash equivalents used in financing activities were primarily the result of a decline in deposits of $13.8 million. Net cash provided by operating activities totaled $2 million.

The liquidity position of the Company may be expressed as a ratio defined as (a) cash, Federal funds sold, other unpledged short term investments and marketable securities, including those maturing after one year, divided by (b) total assets less pledged securities. Using this definition at June 30, 1999, the Company had a liquidity ratio of 28.2% as compared to 38.2% at December 31, 1998. The decrease in liquidity position reflects the decrease in over-night Federal Funds sold. Federal Funds sold at June 30, 1999, were $6.4 million as compared to $73 million at December 31, 1998.

Capital Resources

Total shareholders' equity increased to $44.2 million at June 30, 1999, from $41.8 million at December 31, 1998, reflecting retained income of $2,650,000 for the first half of 1999 which was partially offset by the mark-to-market adjustment of the available for sale securities portfolio, net of deferred income taxes, of $346,000 and net repurchases of common stock of $83,000.

Since the fourth quarter of 1996, the Board of Directors of the Company has authorized the repurchase of up to 446,000 shares of common stock from time to time, subject to appropriate regulatory and other accounting requirements. Purchases have been made on the open market with the intention to lessen the dilutive impact of stock options and to maximize shareholder value. Pursuant to this program, 38,600 shares have been purchased in the first six months of 1999, and 83,000 and 252,000 shares were purchased in 1997 and 1998, respectively.

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

At June 30, 1999, the Company's total risk-based capital ratio was 15.05%. The following table presents the Company's risk-based capital and leverage ratios as of June 30, 1999, and December 31, 1998.



                                                                                               Minimum Capital
                                                                                             Requirements To Be
                                                                                         Considered Well Capitalized
                                                                      Minimum              Under Prompt Corrective
                                              Actual           Capital Requirement             Action Provisions
                                       ------------------     ---------------------      --------------------------
(Dollars in thousand)                  Amount     Ratio        Amount       Ratio          Amount           Ratio
                                       -------  ---------     --------    ---------      ---------        ---------
As of June 30, 1999:
  Total Capital
    (to Risk Weighted Assets)          $47,527    15.05%       $25,271        8.00%         $31,588        10.00%
  Tier 1 Capital
    (to Risk Weighted Assets)           43,573    13.79%       12,635         4.00%         18,953          6.00%
  Tier 1 Capital
    (to Average Assets)                 43,573    11.37%       15,322         4.00%         19,153          5.00%

As of December 31, 1998:
  Total Capital
    (to Risk Weighted Assets)          $44,381    15.39%       $23,070        8.00%         $28,837        10.00%
  Tier 1 Capital
    (to Risk Weighted Assets)           40,766    14.14%        11,535        4.00%          17,302         6.00%
  Tier 1 Capital
    (to Average Assets)                 40,766    10.20%        15,987        4.00%          19,984         5.00%




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

To insure this does not occur, the Company has formed a committee of representatives of all operational areas within the Bank. This committee convenes on a monthly basis and reports quarterly to the Audit Committee of the Board of Directors. The Committee has developed an action plan which includes five phases. The Awareness and Assessment Phases included forming a committee of appropriate members, preparing an inventory of all hardware and software applications, identifying mission-critical systems and developing an overall plan to address the issue. These phases were completed in December 1997. The Renovation Phase included implementing the changes in hardware and software necessary to bring the computer systems compliant with Year 2000 processing. This phase was completed in December 1998. The Validation and Implementation Phases include testing and installation of Year 2000 compliant hardware and applications. The Bank completed this phase in June 1999.

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

Additionally, the Company has identified customers who have a material loan or deposit relationship with the Bank and is monitoring the Year 2000 readiness of those customers and assessing the overall risk to the Company resulting from the status of such customers' Year 2000 compliance.

The primary cost associated with the Company's efforts to review, test and validate its computer applications for Year 2000 compliance has been, and will continue to be, the reallocation of internal resources. The Company has expensed approximately $120,000 through June 30, 1999, relating to its Year 2000 compliance efforts and anticipates an additional $30,000 of expenses for the remainder of 1999.

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

The Company's balance sheet position at June 30, 1999, was asset sensitive due to the significant amount of variable rate loans. Generally, if more assets than liabilities reprice at a given time in a rising rate environment, net interest income will increase, and in a declining rate environment, net interest income would deteriorate. Management believes there has been no significant change in the Bank's market risk exposure disclosed in the Company's Annual Report on Form 10-K for the year December 31, 1998.

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders

          (a) The annual meeting of shareholders of Civic BanCorp was held on May 6, 1999.

          (b) With respect to the election of directors at the annual meeting of shareholders on May 6, 1999, (i) proxies were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934,
              (ii) there was no solicitation in opposition to management's nominees as listed in the proxy statement, and (iii) all such nominees were elected.

          (c) At the meeting, shareholders approved the Civic Bank Employee Stock Purchase Plan as described in the proxy statement. The Plan was approved by 3,388,491 votes in favor, 84,631 votes against and 5,699 votes abstaining.

          (e) At the meeting, shareholders approved the extension of the 1995 Non-Employee Director Stock Option Plan and an increase in the number of shares reserved for issuance under the Plan as described in the proxy statement. The extension was approved by 2,782,618 votes in favor, 687,342 votes against and 8,861 votes abstaining.

          (d) At the meeting, shareholders ratified the selection of KPMG LLP as independent accountants as described in the proxy statement. The selection was approved by 3,426,170 votes in favor, 35,865 votes against and 16,786 votes abstaining.

          The total number of shares of the Company's common stock outstanding as of March 9, 1999, the record date of the annual meeting was 4,528,749.

Item 5.   Other Information - None

Item 6. Exhibits and Reports on Form 8-K - There were no reports on Form 8-K during the period reported on.

Exhibit No.

   27.    Financial Data Schedule.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.



                                      CIVIC BANCORP
                                      -------------
                                      (Registrant)



Date: August 10, 1999               By: /s/ Herbert C. Foster
                                       ----------------------------------
                                       Herbert C. Foster
                                       President
                                       Chief Executive Officer


                                    By: /s/ Gerald J. Brown
                                       ----------------------------------
                                       Gerald J. Brown
                                       Chief Financial Officer
                                       Principal Accounting Officer