Form 10-Q
period 1999-09-30
CIVIC BANCORP
filed 1999-11-12
CIK 747205

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended September 30, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from __________ to _________

                          Commission File No. 0-13287

                                 CIVIC BANCORP
                        2101 Webster Street, 14th Floor
                              Oakland, CA  94612
                                (510) 836-6500

   Incorporated in California                    I.R.S. Employer Identification
                                                         No. 68-0022322


The number of shares of common stock outstanding as of the close of business on November 1, 1998.

          Class                                  Number of Shares Outstanding
          -----                                  ----------------------------

          Common Stock                                     4,666,906

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                        ---       ---

                                 CIVIC BANCORP
                                      AND
                                  SUBSIDIARY

Index to Form 10-Q                                                   Page Number
                                                                     -----------

PART I. Item 1.   Financial Statements

                  Consolidated Balance Sheets -
                  September 30, 1999, September 30, 1998
                  and December 31, 1998                                        3

                  Consolidated Statements of Operations -
                  Three Months Ended September 30, 1999 and
                  September 30, 1998 and Nine Months Ended
                  September 30, 1999 and September 30, 1998                    4

                  Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 1999 and
                  September 30, 1998                                           5

                  Consolidated Statements of Comprehensive
                  Income - Three Months Ended September 30, 1999 and
                  September 30, 1998 and Nine Months Ended
                  September 30, 1999 and September 30, 1998                    6

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                   7

        Item 3.   Quantitative and Qualitative Disclosures About Market Risk  17

PART II.          Other Information                                           17

SIGNATURES                                                                    18

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         CIVIC BANCORP AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

(In thousands except shares)

                                                     September 30   September 30  December 31
                                                         1999           1998         1998
                                                     ------------   ------------  -----------
ASSETS
Cash and due from banks                               $ 16,717       $ 15,891      $  15,276
Federal funds sold                                       3,800         76,950         73,028
                                                      --------       --------      ---------
   Total cash and cash equivalents                      20,517         92,841         88,304
Securities available for sale                           35,919         31,133         30,869
Securities held to maturity
  (market value of $42,874, $27,377
   and $33,218, respectively)                           43,467         26,461         32,503
Other securities                                         2,437          2,228          2,243
Loans:
  Commercial                                           176,316        133,940        146,216
  Real estate - construction                            10,219         10,109          7,648
  Real estate - other                                   77,958         59,435         62,328
  Installment and other                                 15,350         16,151         17,019
                                                      --------       --------      ---------
  Total loans                                          279,843        219,635        233,211
Less allowance for loan losses                           4,568          4,375          4,424
                                                      --------       --------      ---------
  Loans - net                                          275,275        215,260        228,787
Interest receivable and other assets                     5,484          5,547          5,316
Leasehold improvements and equipment - net               1,553          1,374          1,558
                                                      --------      ---------      ---------
TOTAL ASSETS                                           384,652      $ 374,844      $ 389,580
                                                      =========     ==========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
  Noninterest-bearing                                 $ 62,564      $  72,366      $  71,417
  Interest-bearing:
    Checking                                             5,345          7,238          6,231
    Money market                                       161,794        139,281        139,851
    Time and savings                                   106,535        109,369        125,450
                                                      --------      ---------      ---------
  Total deposits                                       336,238        328,254        342,949
Accrued interest payable and other liabilities           3,775          5,071          4,817
                                                      --------      ---------      ---------
Total liabilities                                      340,013        333,325        347,766

COMMITMENTS AND CONTINGENCIES                                -              -              -

SHAREHOLDERS' EQUITY
Preferred stock no par value; authorized,
   10,000,000 shares; none issued or outstanding
Common stock no par value; authorized,
   10,000,000 shares; issued and outstanding,
   4,666,906, 4,768,777 and 4,666,202 shares            34,590         33,600         32,723
Retained earnings, (subsequent to July 1, 1996
  date of quasi-reorganization, total deficit
  eliminated $5.5 million)                              10,176          7,512          8,797
Accumulated other comprehensive income - net              (127)           407            294
                                                      --------      ---------      ---------
Total shareholders' equity                              44,639         41,519         41,814
                                                      --------      ---------      ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $384,652      $ 374,844      $ 389,580
                                                      ========      =========      =========

                         CIVIC BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands except shares and per share amounts)

                                                    Three Months Ended Sept. 30,      Nine Months Ended Sept. 30,
                                                    ----------------------------      ---------------------------
                                                       1999              1998            1999             1998
                                                    ----------        ----------      ----------       ----------
INTEREST INCOME:
Loans                                               $    6,410        $    5,584      $   17,636       $   16,993
Securities available for sale, securities held
  to maturity and other securities                         959               732           2,682            2,178
Tax exempt securities                                      223               170             623              498
Federal funds sold                                          47               910           1,246            1,647
                                                    ----------        ----------      ----------       ----------
Total interest income                                    7,639             7,396          22,187           21,316

INTEREST EXPENSE:
Deposits                                                 1,948             2,249           6,129            6,301
Other borrowings                                            12                 -              12                -
                                                    ----------        ----------      ----------       ----------
Total interest expense                                   1,960             2,249           6,141            6,301
                                                    ----------        ----------      ----------       ----------
NET INTEREST INCOME                                      5,679             5,147          16,046           15,015
Provision for loan losses                                   75                38             165              113
                                                    ----------        ----------      ----------       ----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                              5,604             5,109          15,881           14,902
                                                    ----------        ----------      ----------       ----------

NONINTEREST INCOME:
Customer service fees                                      260               183             687              601
Other                                                      348               900             474              952
                                                    ----------        ----------      ----------       ----------
Total noninterest income                                   608             1,083           1,161            1,553

NONINTEREST EXPENSE:
Salaries and employee benefits                           2,096             1,902           6,133            5,606
Occupancy                                                  279               275             828              812
Equipment                                                  245               213             754              641
Data processing services                                   101                89             305              270
Telephone and postage                                       86                85             263              239
Consulting fees                                             66                85             198              205
Marketing                                                   53                53             166              190
Legal fees                                                  50                75             128              189
Goodwill and core deposit amortization                      42                48             126              145
FDIC insurance                                              11                 8              30               25
Foreclosed asset expense                                     -                 3               1                9
Other                                                      473               381           1,111            1,024
                                                    ----------        ----------      ----------       ----------
Total other expenses                                     3,502             3,217          10,043            9,355
                                                    ----------        ----------      ----------       ----------

INCOME BEFORE INCOME TAXES                               2,710             2,975           6,999            7,100
Income tax expense                                       1,035             1,200           2,674            2,875
                                                    ----------        ----------      ----------       ----------
NET INCOME                                          $    1,675        $    1,775      $    4,325       $    4,225
                                                    ==========        ==========      ==========       ==========

BASIC EARNINGS PER COMMON SHARE                     $     0.36        $     0.37      $     0.91       $     0.88
                                                    ==========        ==========      ==========       ==========
DILUTED EARNINGS PER COMMON SHARE                   $     0.35        $     0.36      $     0.89       $     0.83
                                                    ==========        ==========      ==========       ==========

Weighted average shares outstanding used to
   compute basic earnings per common share           4,709,008         4,777,352       4,727,334        4,824,098
Dilutive effects of stock options                      137,715           209,215         138,769          252,267
                                                    ----------        ----------      ----------       ----------
Weighted average shares outstanding used to
   compute diluted earnings per common share         4,846,723         4,986,567       4,866,103        5,076,365
                                                    ==========        ==========      ==========       ==========

                         CIVIC BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                                        Nine Months Ended September 30,
                                                                         1999                    1998
                                                                        -------                 -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $ 4,325                 $ 4,225
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Provision for loan losses                                               165                     113
    Depreciation and amortization                                           945                     745
    Gain on sale of foreclosed assets and assets
      available for sale                                                    (67)                   (875)
    Increase (decrease) in deferred loan fees                               146                     (45)
  Change in assets and liabilities:
    (Increase) decrease in interest receivable and other assets            (121)                    224
    Decrease in accrued interest payable and other liabilities             (935)                    865
                                                                        -------                 -------
Net cash provided by operating activities                                 4,458                   5,252

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                     (461)                   (312)
  Paydown on assets held for sale                                             -                     374
  Proceeds from sales of foreclosed assets                                   67                   3,484
  Net (increase) decrease in loans                                      (46,799)                 10,820
  Expenditures on foreclosed assets                                           -                     (62)
  Activities in securities held to maturity:
    Proceeds from maturing securities                                        23                  11,018
    Purchases of securities                                             (11,311)                (10,440)
  Activities in securities available for sale:
    Proceeds from maturing securities                                    10,000                       -
    Purchases of securities                                             (15,974)                      -
                                                                        -------                 -------
Net cash (used in) provided by investing activities                     (64,455)                 14,882

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                                     769                     392
Purchase of common stock                                                 (1,845)                 (2,522)
Cash paid in lieu of fractional shares                                       (3)                      -
Net (decrease) increase in deposits                                      (6,711)                 45,104
                                                                        -------                 -------
Net cash (used in) provided by financing activities                      (7,790)                 42,974
                                                                        -------                 -------

Net (decrease) increase in cash and cash equivalents                    (67,787)                 63,108

Cash and cash equivalents at beginning of period                         88,304                  29,733
                                                                        -------                 -------
Cash and cash equivalents at end of period                              $20,517                 $92,841
                                                                        =======                 =======

Cash paid during period for:
  Interest                                                              $ 6,588                 $ 6,154
                                                                        =======                 =======
  Income taxes                                                          $ 2,375                 $ 1,500
                                                                        =======                 =======

Supplemental schedule of non-cash investing activity:
  Loans transferred to foreclosed assets                                $     -                 $ 2,478
                                                                        =======                 =======

                         CIVIC BANCORP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (In thousands)

                                                                Three Months Ended Sept. 30,    Nine Months Ended Sept. 30,
                                                                ----------------------------    ---------------------------
                                                                    1999            1998            1999           1998
                                                                  --------        --------        --------       --------
Net Income                                                        $  1,675        $  1,775        $  4,325       $  4,225

Other Comprehensive Income:
Unrealized loss on securities available for sale                      (125)            286            (701)           259
Income tax expense related to unrealized loss
   on securities available for sale                                     50            (114)            280           (103)
                                                                  --------        --------        --------       --------
Other Comprehensive Income                                             (75)            172            (421)           156
                                                                  --------        --------        --------       --------
COMPREHENSIVE INCOME                                              $  1,600        $  1,947        $  3,904       $  4,381
                                                                  ========        ========        ========       ========

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

   The weighted average shares outstanding and per share amounts for all periods presented have been adjusted to give effect for a 5% stock dividend payable in May 1999.

2. NEW PRONOUNCEMENTS

   In June 1999, the FASB issued Statement of Financial Standards (SFAS) No. 137, "Accounting for Derivative Financial Instruments and Hedging Activities
   - Deferral of Effective Date of FASB Statement No. 133." Statement No. 137 defers the effective date of Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" for one year. Statement No. 133 is now effective for fiscal quarters beginning after June 15, 2000. This statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For instruments existing at the date of adoption, Statement No. 133 provides an entity with the option of not applying this provision to hybrid instruments entered into before January 1, 1998 and not modified substantially thereafter. Consistent with the deferral of the effective date for one year, Statement No. 137 provides an entity the option of not applying this provision to hybrid instruments entered into before January 1, 1998 or 1999 and not modified substantially thereafter. The Company has not completed its evaluation of the impact on the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

For the nine months ended September 30, 1999, the Company reported net income of $4,325,000, or $.89 earnings per diluted share compared to a net income of $4,225,000 or $.83 earnings per diluted share for the same period of the prior year. The annualized return on average assets was 1.48% for the nine months ended September 30, 1999 compared to 1.64% for the same period of the prior year. The annualized return on average shareholders' equity for the nine months ended September 30, 1999 and 1998 was 13.12% and 14.06%, respectively.

The following discussion and analysis is intended to provide additional information on the results of operations and financial condition of the Company and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and the Quarterly Reports on Form 10-Q filed in fiscal 1999. Certain statements in this discussion constitute "forward looking statements" and actual results could differ materially from those expressed or implied in the forward looking statements. Factors which that might cause such differences include, but are not limited to, interest rate risks, asset quality, general economic conditions, legislative or regulatory changes, increases in personnel or commercial customers' bankruptcies, and "Year 2000" information systems compliance being more difficult or more expensive to complete than expected. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward looking statements. Readers should carefully review the risk factors described in other documents the Company files with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Net interest income for the nine months ended September 30, 1999 was $16.0 million, increasing $1.0 million or 6.9% from net interest income of $15.0 million for the same period in 1998. The increase in net interest income was primarily due to an increase in the volume of average earning assets which was partially offset by an decline in the average rate earned on those assets.

Total interest income for the first nine months of 1999 equaled $22.2 million, an increase of $.9 million from interest income earned for the same period in 1998. The increase in total interest income is primarily attributed to the increase in volume of earning assets. Total average earning assets increased $46.1 million or 14.4% to $367.1 million for the first nine months of 1999 compared to $321.0 million for the same period in 1998. Offsetting the impact on total interest income due to the growth in earning assets was a decline in the average rate earned on those assets of 78 basis points from 8.98% to 8.20% for the same periods presented.

Total interest expense for the first nine months of 1999 was $6.1 million a decrease of $.2 million or 2.5% from the $6.3 million for the first nine months of 1998. The decrease in interest expense was due to decreases in the average rate paid on interest bearing liabilities which was partially offset by the increase in the volume of average interest bearing liabilities. The average rate paid on interest bearing liabilities declined 55 basis points to 3.35% from 3.90% due to the declining interest rate environment. Average interest bearing liabilities increased $29 million or 13.5% to $245 million from $216 million for the first nine months of 1999 and 1998, respectively.

Net Interest Margin

The net interest margin declined 40 basis points to 5.96% for the nine months ended September 30, 1999 from 6.36% for the same period of the prior year. The decrease in the margin is attributed to a greater decline in the average rate earned on earning assets of 78 basis points relative to the decrease in the average rate paid on interest bearing deposits of 55 basis points.

The following table presents an analysis of the components of net income for the first nine months ended September 30, 1999 and 1998.


                                                                   Nine months ended September 30,
                                               ----------------------------------------------------------------------
                                                              1999                                1998
                                               ----------------------------------    --------------------------------
dollars in thousands                                         Interest      Rates                Interest       Rates
                                                Average      Income\      Earned\    Average     Income\      Earned\
                                                Balance      Expense  2    Paid      Balance     Expense  2    Paid
                                                --------     ----------   ------     --------   ----------    -------
ASSETS
Securities available for sale                   $ 37,162     $    1,723    6.20%     $ 31,339   $    1,481      6.32%
Securities held to maturity:
  U.S. Treasury securities                             -              -    0.00%        5,959          266      5.96%
  U.S. Government agencies                        21,404            862    5.38%        6,675          338      6.76%
  Municipal securities       (1)                  17,522            944    7.21%       13,892          754      7.26%
Other securities                                   2,355             97    5.52%        2,120           93      5.89%
Federal funds sold and securities
  purchased under agreements to resell            35,416          1,246    4.70%       40,236        1,647      5.47%
Loans:     2,3
  Commercial                                     159,401         11,215    9.41%      131,193       10,168     10.36%
  Real estate - construction                       8,903            631    9.48%       10,563          807     10.22%
  Real estate - other                             69,637          4,758    9.13%       61,542        4,720     10.25%
  Installment and other                           15,319          1,032    9.01%       17,519        1,298      9.91%
                                                --------     ----------   ------     --------   ----------    -------
  Total Loans                                    253,260         17,636    9.31%      220,817       16,993     10.29%
                                                --------     ----------   ------     --------   ----------    -------
    Total Earning Assets                         367,119         22,508    8.20%      321,038       21,572      8.98%
Cash and due from banks                           18,167                               19,956
Leasehold improvements and equipment - net         1,610                                1,340
Interest receivable and other assets               6,109                                5,042
Foreclosed assets                                      -                                  601
Assets held for sale                                   -                                    -
Less allowance for loan loss                      (4,603)                              (4,260
                                               ---------                             --------
TOTAL ASSETS                                   $ 388,402                            $ 343,717
                                               =========                            =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Interest bearing:
    Checking                                    $ 32,106            128    0.53%     $ 27,647          197      0.95%
    Money market                                 101,169          2,456    3.25%       83,643        2,124      3.40%
    Time and savings                             111,422          3,545    4.25%      104,452        3,980      5.09%
    Other borrowed funds                             273             12    5.81%            -            -      0.00%
                                                --------     ----------   ------     --------   ----------    -------
Total interest bearing liabilities               244,970          6,141    3.35%      215,742        6,301      3.90%
Demand deposits                                   94,206                               83,573
Other liabilities                                  5,260                                4,327
Shareholders' equity                              43,966                               40,075
                                               ---------                            ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 388,402                            $ 343,717
                                               =========                            =========

Net Interest Income                                          $  16,367                          $   15,271
                                                             =========                          ==========

Net Interest Margin                                                        5.96%                                6.36%
                                                                          ======                              =======

Tax Equivalent Adjustment      (1)                           $     321                               $ 256
                                                             =========                             =======

----------------------
(1) The tax-equivalent income adjustment on municipal securities is computed using a Federal income tax rate of 34%. Interest on municipal securities was $623,000 and $498,000 for September 30, 1999 and 1998, respectively. (2) Non-performing loans have been included in the average loan balances. Interest income is included on non-accrual loans only to the extent cash payments have been received. (3) Interest income includes loan fees on commercial loans of $356,000 and $381,000 for September 30, 1999 and 1998, respectively; fees on real estate loans of $238,000 and $283,000 for September 30, 1999 and 1998, respectively; and fees on installment and other loans of $21,000 and $22,000 for September 30, 1999 and 1998, respectively.

The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the nine month periods ended September 30, 1999 and 1998.

                                      Analysis of Changes in Interest Income and Expense
                                            Increase (Decrease) Due to Changes in
in thousands
                                              Volume  1     Rate  2       Total
                                              ---------     --------      ------
Increase (decrease) in interest income:
Securities available for sale                 $  275        $   (33)      $  242
Securities held to maturity:
  U.S. Treasury securities                      (266)             -         (266)
  U.S. Government agencies                       745           (221)         524
  Municipal securities                           197             (7)         190
Other securities                                   4              -            4
Federal funds sold                              (197)          (204)        (401)
Loans:
  Commercial                                   2,186         (1,139)       1,047
  Real estate - construction                    (127)           (49)        (176)
  Real estate - other                            622           (584)          38
  Installment and other                         (163)          (103)        (266)
                                              ------        -------       ------
 Total Loans                                   2,518         (1,875)         643
                                              ------        -------       ------
Total increase                                $3,276        $(2,340)      $  936
                                              ------        -------       ------
(Increase) decrease in interest expense:
Deposits:
  Interest bearing checking                   $  (32)       $   101      $    69
  Money market                                  (445)           113         (332)
  Savings and time                              (266)           701          435
Other borrowed funds                             (12)             -          (12)
                                              ------        -------       ------
Total increase                                $ (755)       $   915      $   160
                                              ------        -------       ------
Total change in net interest income           $2,521        $(1,425)     $ 1,096
                                              ======        =======      =======

(1) Changes not solely attributed to rate or volume have been allocated to volume.
(2) Loan fees are reflected in rate volumes.

Provision for Loan Losses

The provision for loan loss is charged to operations and increases the allowance for future loan losses. The amount of the provision is dependent on many factors which include the current amount of the allowance for loan losses, growth in the loan portfolio, net charges against the allowance, changes in the composition of the portfolio, the value of collateral on problem loans, recommendations by regulatory authorities and general economic conditions among others. The provision for loan losses for the nine months ended September 30, 1999 was $165,000 as compared to $113,000 for the same period of the prior year. The increase in the provision was based principally on the growth in the loan portfolio. See "Allowance for Loan Losses" for further discussion.

Non-Interest Income

Non-interest income was $1,161,000 and $1,553,000 for the nine months ended September 30, 1999 and 1998, respectively. Included in other non-interest income in 1999 were gains on the disposition of stock warrants of $290,000. Included in other non-interest income for the first nine months of 1998 were gains of $875,000 on the disposal of foreclosed assets and other nonearning assets. Customer service fees increased $86,000 or 14.3% to $687,000 for the first nine months of 1999 relative to $601,000 for the same period of the prior year due an increase in the number of deposit accounts.

Non-Interest Expense

Non-interest expense totaled $10.0 million for the nine months period ended September 30, 1999, an increase of $688,000 or 8.5% relative to $9.4 million for the same period of the prior year. Salaries and employee benefits for the nine months ended September 30, 1999 increased $527,000 or 9.4% from the same period in 1998. The increase in salaries and employee benefits is associated with increases in the number of employees and normal promotion and merit increases. There were 115 full time equivalent employees as of September 30, 1999 as compared to 109 at September 30, 1998.

Increased equipment expenses of $113,000 or 17.6% reflect the addition and testing of computer hardware, software applications and the software maintenance fees associated with preparation for Year 2000. Increased data processing expenses are related to increased loan and deposit activity combined with general cost escalation.

The following table summarizes the significant components of noninterest expense for the dates indicated.


                                                     Noninterest Expense
                                        Sept. 30           Sept. 30           Dollar          %
(Dollars in thousands)                    1999               1998             Change        Change
                                        --------           --------           ------        ------
Salaries and related benefits           $  6,133           $  5,606              527          9.4%
Occupancy                                    828                812               16          2.0%
Equipment                                    754                641              113         17.6%
Data processing services                     305                270               35         13.0%
Telephone and postage                        263                239               24         10.0%
Consulting fees                              198                205               (7)        -3.4%
Marketing                                    166                190              (24)       -12.6%
Legal Fees                                   128                189              (61)       -32.3%
Goodwill and core deposit amortization       126                145              (19)       -13.1%
FDIC insurance                                30                 25                5         20.0%
Foreclosed asset expenses                      1                  9               (8)       -88.9%
Other                                      1,111              1,024               87          8.5%
                                        --------           --------           ------        ------
TOTAL NONINTEREST EXPENSE               $ 10,043           $  9,355           $  688          7.4%
                                        ========           ========           ======        ======

Provision for Income Taxes

The provision for income taxes for the nine months of 1999 decreased to $2,674,000 from $2,875,000 for the same period of the prior year. These provisions represent effective tax rates of 38% and 41%, respectively. The effective rate has decreased for 1999 due to the increase in tax exempt municipal securities and an increase in interest income earned in loans to customers located in state designated enterprise zones which have favorable state income tax benefits.

FINANCIAL CONDITION

Loans

Average loans for the first nine months of 1999 have increased $32 million or 14.7% to $253 million from an average of $221 million for the same period of the prior year. Total loans at September 30, 1999 have increased $47 million or 20.2% from December 31, 1998. The growth in the loan portfolio during the first nine months of 1999 is attributed to a strong regional economy and an overall strong demand for commercial loans.

The Bank concentrates its lending activities on commercial and other non-construction related real estate secured loans primarily with commercial businesses. Installment and other consumer loans are originated with the owners and principals of companies with whom the Bank maintains commercial relationships. The Bank maintains a limited portfolio of real estate construction loans as the risks associated with real estate construction lending are generally considered to be higher than risks associated with other forms of lending. However, the Bank continues to fund real estate construction commitments on a limited basis with relatively stringent underwriting criteria. Real estate construction loans as a percentage of total loans outstanding were 3.7% at September 30, 1999 compared to 4.6% at September 30, 1998.

Other real estate loans consist of mini-perm loans and land acquisition loans which are primarily owner-occupied and are generally granted based on the rental or lease income stream generated by the property. Other real estate loans totaled $78.0 million at September 30, 1999, an increase of $18.5 million or 31.2% from September 30, 1998.

The following table sets forth the amount of loans outstanding in each category and the percentage of total loans outstanding for each category at the dates indicated.

                                   September 30                   December 31                  September 30
                             ------------------------       -----------------------     -------------------------
                                      1999                           1998                          1998
                             ------------------------       -----------------------     -------------------------
(Dollars in thousands)        Amount        Percent           Amount      Percent         Amount        Percent
                             ----------   -----------       ----------   ----------     -----------   -----------
                                                            (Dollars in thousands)
Commercial                   $  176,316         63.0%       $  146,216        62.7%     $   133,940         61.0%
Real estate - construction       10,219          3.7%            7,648         3.3%          10,109          4.6%
Real estate - other              77,958         27.8%           62,328        26.7%          59,435         27.0%
Installment and other            15,350          5.5%           17,019         7.3%          16,151          7.4%
                             ----------   -----------       ----------   ----------     -----------   -----------
  TOTAL                      $  279,843        100.0%       $  233,211       100.0%     $   219,635        100.0%
                             ==========   ===========       ==========   ==========     ===========   ===========

Non-Performing Assets

The Company's' policy is to recognize interest income on an accrual basis unless a loan becomes impaired. A loan is considered to be impaired when it becomes probable that the Company will not recognize all amounts due under the original terms of the loan agreement. At the time a loan is judged to be impaired, the accrual of interest is discontinued and any accrued, but uncollected interest is reversed. Thereafter, all payments are applied against principal until principal is fully recovered with subsequent collections recognized as interest income as they are received.

The following table provides information with respect to the Company's past due loans and components of non-performing assets at the dates indicated.

                                                   Sept. 30  Dec. 31  Sept. 30
                                                     1999     1998      1998
                                                   --------  -------  --------
(Dollars in thousands)

Loans 90 days or more past due and still accruing  $    622  $   112  $    719
Non-accrual loans                                       596      208       494
                                                   --------  -------   -------
  Total non-performing assets                      $  1,218  $   320   $ 1,213
                                                   ========  =======   =======
Non-performing assets to period end loans
  plus foreclosed assets                               0.44%    0.14%     0.55%
                                                   ========  =======   =======


At September 30,1999, the recorded investment in loans considered to be impaired was $596,000 which approximates the fair value of the supporting collateral of those loans and accordingly they do not have an associated allowance for loan loss. For the nine months ended September 30, 1999, the average recorded investment in impaired loans was $.3 million. Impaired loans are placed on non-accrual status, however, if interest on these loans had been recognized, such income would have approximated $35,000 for the first nine months of 1999.

The Company has an active credit administration function, which includes the regular use of an external loan review firm, that periodically reviews all loans to identify potential problem credits using quality standards and criteria similar to those of regulatory agencies. Loans receiving lesser grades are considered to be classified and fall into "substandard," "doubtful," or "loss" categories. Substandard loans are characterized as having one or more defined weaknesses which could result in a loss to the Company if the deficiencies are not corrected. Doubtful loans have the weakness of substandard loans with the added complication that those weaknesses are less likely to be remedied and are of a character that increase the probability of a principal loss. A loan classified as a loss is considered uncollectable and is discharged against the allowance.

The following table sets forth the classified assets as of the dates indicated.

(Dollars in thousands)
                                                 Sept. 30   Dec. 31   Sept. 30
                                                   1999      1998       1998
                                                 --------   -------   --------
Substandard                                      $ 10,778   $ 4,307   $  2,453
Doubtful                                              865       110        249
Loss                                                    -         -          -
                                                 --------   -------   --------
Total Classified                                 $ 11,643   $ 4,417   $  2,702

Classified Loans to Total Loans                      4.16%     1.89%      1.23%

Classified Loans to Reserve for Loan Loss          254.88%    99.84%     61.76%


The increase in total classified loans at September 30, 1999 relative to December 31, 1998 consists primarily of four credits totaling $5.7 million. One credit, which has an outstanding balance of $950,000, was placed on a non-accrual status subsequent to September 30, 1999 and the Bank is presently in negotiations with the borrower. The remaining three loans are supported by assets and personal or other third-party guarantees and the is Bank working to remedy the loans' respective credit weaknesses. Management has reviewed the reserves specific for these loans and believes they are adequate as of September 30, 1999.

As of September 30, 1999, with the exception of the aforementioned classified loans and nonperforming assets, management was not aware of any loans about which is has material reservations regarding the borrower's ability to comply with existing loan repayment terms or which might result in such loans becoming impaired or classified at some future date. Management cannot, however predict the impact of future economic events or conditions not the impact such an environment may have on the Company's loan portfolio. Accordingly, there can be no assurances that other loans will not become impaired or classified in the future.

Allowance for Loan Losses

The allowance for loan loss is established through a provision for loan loss, the amount of which is based on many factors. See "Provision for Loan Losses." The allowance is increased by provisions charged against earnings and reduced by net loan charge-offs. Loans are charged off when they are judged to be uncollectable. Recoveries of amounts previously charged off are recorded only when cash is received.

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

The following table summarizes the changes in the allowance for loan losses for the periods indicated:

                                                           Nine Months           Year            Nine Months
                                                              Ended              Ended              Ended
(Dollars in thousands)                                    Sept. 30, 1999     Dec. 31, 1998      Sept. 30, 1998
                                                          --------------     -------------      --------------
Balance, at beginning of period                           $        4,424     $       4,351      $        4,351
Charge-offs:
  Commercial                                                         500               200                 171
  Real estate - construction                                           -               150                 150
  Real estate - other                                                  -               390                 390
  Installment and other                                                -                95                  33
                                                          --------------     -------------      --------------
     Total charge-offs                                               500               835                 744
Recoveries:
  Commercial                                                         124                48                  18
  Real estate - construction                                           -               164                 164
  Real estate - other                                                280               487                 421
  Installment and other                                               75                59                  52
                                                          --------------     -------------      --------------
     Total recoveries                                                479               758                 655
                                                          --------------     -------------      --------------
Net charge-offs                                                       21                77                  89
Provision charged to operations                                      165               150                 113
                                                          --------------     -------------      --------------
Balance at end of period                                  $        4,568     $       4,424      $        4,375
                                                          ==============     =============      ==============
Ratio of net charge-offs to average loans (annualized)              0.01%             0.03%               0.05%
                                                          ==============     =============      ==============
Allowance at period end to total loans outstanding                  1.63%             1.90%               1.99%
                                                          ==============     =============      ==============

Investment Portfolio

The investment portfolio is primarily composed of U.S. Treasury and U.S. government agency instruments and investment grade municipal obligations. The company has increased its investment in Federal agency securities to benefit from above the incremental yields over Treasury securities and in municipal securities to benefit from higher after-tax yields available on bank-qualified municipal securities.

The table below summarizes the book value and estimated market values of investment securities at the dates indicated.

                                                    September 30,
                                      -----------------------------------------
                                              1999                1998
                                      -------------------   -------------------
                                       Book       Market      Book      Market
(Dollars in thousands)                 Value      Value       Value     Value
                                      --------   --------   --------   --------
SECURITIES HELD TO MATURITY:
  U.S. Treasury securities            $      -   $      -   $  2,994   $  3,005
  U.S. government agencies and
    corporation                         24,311     23,951      7,976      8,180
  Municipal securities                  19,117     18,882     15,419     16,117
  Collateralized mortgage obligations       39         41         72         75
                                      --------   --------   --------   --------
    TOTAL                             $ 43,467   $ 42,874   $ 26,461   $ 27,377
                                      ========   ========   ========   ========
SECURITIES AVAILABLE FOR SALE:
  U.S. Treasury securities            $  8,004   $  8,049   $ 12,017   $ 12,302
  U.S. government agencies and
    corporation                         28,126     27,870     18,438     18,831
                                      --------   --------   --------   --------
    TOTAL                             $ 36,130   $ 35,919   $ 30,455   $ 31,133
                                      ========   ========   ========   ========

Deposits

For the nine months ended September 30, 1999, average deposits totaled $339 million, an increase of $40 million or 13.3% from $299 million for the same period in 1998. The Company emphasizes developing total client relationships with its customers as a means to increase its core deposit base and generally expects average loans to increase as average loan volume increases. The table below sets forth information regarding the Bank's average deposits by amount and percentage of total deposits for the nine months ended September 30, 1999 and 1998.

                                           Average Deposits
                              --------------------------------------------
                                    Nine Months Ended September 30,
                              --------------------------------------------
                                      1999                   1998
                              ---------------------   --------------------
Dollars in thousands           Amount    Percentage    Amount   Percentage
                              --------   ----------   --------  ----------
Demand accounts               $ 94,206     27.7%      $ 83,573    28.0%
Interest-bearing checking       32,106      9.5%        27,647     9.2%
Money market                   101,169     29.9%        83,643    27.9%
Savings and time               111,422     32.9%       104,452    34.9%
                              --------   ----------   --------  ----------
   Total                      $338,903    100.0%      $299,315   100.0%
                              ========   ==========   ========  ==========

Certificates of deposit over $100,000 are generally considered a higher cost and less stable form of funding than lower denomination deposits and may represent a greater risk of interest rate and volume volatility than small retail deposits. Time certificates of $100,000 or more at September 30, 1999 had the following schedule of maturities:

(Dollars in thousands)                       Total Maturing
                                             --------------
Three months or less                         $       39,345
After three months through six months                23,763
After six months through twelve months               15,697
After twelve months                                   3,456
                                             --------------
  Total                                      $       82,261
                                             ==============

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity risk refers to the Banks' ability to acquire funds to meet loan demand, to fund deposit withdrawals and to service other liabilities as they become due. The Banks' exposure to liquidity risk is monitored monthly by the Risk Management Committee which includes members of the Board of Directors and Executive Management. The committee monitors such liquidity factors as maturing loans and time deposits, unadvanced loan commitments, regional economic conditions and historical seasonality to minimize the exposure to liquidity risk.

To augment liquidity, the Bank has informal federal funds borrowing arrangements with correspondent banks totaling $35.0 million. The Bank is a member of the Federal Home Loan Bank of San Francisco and through membership has the ability to pledge qualifying collateral for short term (up to six months) and long term (up to five years) borrowing. At September 30, 1999 the Bank had no outstanding borrowings against these arrangements. Additionally, at September 30, 1999, unpledged government securities that are available to secure additional borrowing in the form of reverse repurchase agreements totaled approximately $50.8 million. At September 30, 1998 the Bank had no reverse repurchase agreements.

The liquidity position of the Company decreased during the first nine months of 1999 as cash and cash equivalents of $64.5 million and $7.8 million were used by investing and financing activities, respectively, owning to the growth in the loan and investment securities portfolio and the decline in total deposits relative to December 31, 1998. Net cash and cash equivalents of $4.5 million were provided by operating activities.

The liquidity position of the Company may be expressed as a ratio defined as (a) cash, Federal funds sold, other unpledged short term investments and marketable securities, including those maturing after one year, divided by (b) total assets less pledged securities. Using this definition at September 30, 1999, the Company had a liquidity ratio of 24.82% as compared to 38.9% at December 31, 1998. The decrease in liquidity position reflects the shift in earning assets from overnight sales of Federal funds to the loan portfolio. Federal Funds sold at September 30, 1999 were $3.8 million as compared to $73.0 million at December 31, 1998.

Capital Resources

Total shareholders' equity increased to $44.6 million at September 30, 1999 from $41.8 million at December 31, 1998. The increase in equity reflects retained income earned during the first nine months of 1999 of $4.3 million which was partially offset by the repurchase of common stock, net of incentive stock option exercises, of $1.1 million and an adjustment to capital of $.4 million for the net unrealized loss on the securities classified as available for sale, net of deferred income taxes.

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

At September 30, 1999 the Company's total risk-based capital ratio was 14.14%. The following table presents the Company's risk-based capital and leverage ratios as of September 30, 1999 and December 31, 1998.

                                                                                  Minimum Capital
                                                                                Requirements To Be
                                                                            Considered Well Capitalized
                                                             Minimum          Under Prompt Corrective
                                         Actual       Capital Requirements       Action Provisions
                                    ---------------   --------------------  ---------------------------
(Dollars in thousands)              Amount    Ratio   Amount        Ratio       Amount         Ratio
                                    --------  -----   --------      -----       --------       -----
As of September 30, 1999:
 Total Capital
  (to Risk Weighted Assets)         $ 48,406  14.14%  $ 27,389       8.00%      $ 34,236       10.00%
 Tier 1 Capital
  (to Risk Weighted Assets)           44,122  12.89%    13,694       4.00%        20,542        6.00%
 Tier 1 Capital
  (to Average Assets)                 44,122  11.67%    15,128       4.00%        18,910        5.00%

As of December 31, 1998:
 Total Capital
  (to Risk Weighted Assets)         $ 44,381  15.39%  $ 23,070       8.00%        28,837       10.00%
 Tier 1 Capital
  (to Risk Weighted Assets)           40,766  14.14%    11,535       4.00%        17,302        6.00%
 Tier 1 Capital
  (to Average Assets)                 40,766  10.20%    15,987       4.00%        19,984        5.00%

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

To insure this does not occur, the Company formed a committee of representatives from all operational areas within the Bank. This committee convenes on a monthly basis and reports quarterly to the Audit Committee of the Board of Directors. The Committee has developed an action plan which includes five phases. The Awareness and Assessment Phases included forming a committee of appropriate members, preparing an inventory of all hardware and software applications, identifying mission-critical systems and developing an overall plan to address the issue. These Phases were completed in December 1997. The Renovation Phases included implementing the changes in hardware and software necessary to bring the computer system compliant with Year 2000 processing. The Validation and Implementation Phases include testing and installation of Year 2000 compliant hardware and software applications. The Renovation, Validation and Implementation Phases for Mission Critical Systems was completed in December 1998 and for non-mission critical systems in September 1999.

The Company has also examined "environmental systems providers" which include such services as building elevators, telephone and alarm systems for Year 2000 compliance and has received certifications that they will be Year 2000 compliant. However, due to the nature of many of the environmental applications, such as the utility companies, the Company will be unable to test and validate compliance.

Additionally, the Company has identified customers who have a material loan or deposit relationship with the Bank and is monitoring the Year 2000 readiness of those customers and assessing the overall risk to the Company resulting from the status of such customers' Year 2000 compliance.

The primary cost associated with the Company's efforts to review, test and validate its computer applications for Year 2000 compliance has been and will continue to be the reallocation of internal resources. The Company has expensed approximately $150,000 through September 30, 1999, relating to its Year 2000 compliance efforts and anticipates expenses of $20,000 for the remainder of 1999.

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

The Company's balance sheet position at September 30, 1999 was asset sensitive due to the significant amount of variable rate loans. Generally, if more assets than liabilities reprice at a given time in a rising rate environment, net interest income will increase, and in a declining rate environment, net interest income would deteriorate. Management believes there has been no significant change in the Bank's market risk exposure disclosed in the Company's Annual Report of Form 10-K for the year December 31, 1998.


PART II. OTHER INFORMATION

Item 1.       Legal Proceedings - None

Item 2.       Changes in Securities - None

Item 3.       Defaults Upon Senior Securities - None

Item 4.       Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - On October 18, 1999, the Company entered into an Agreement and Plan of Merger with East County Bank of Antioch, California. Under the Agreement, East County Bank would be merged with and into CivicBank of Commerce for $14.6 million payable in cash. The transaction is subject to regulatory approval. approval of the shareholders of East County Bank and other customary conditions.

Item 6.       Exhibits and Reports on Form 8-K:

 Exhibit 2.1 Agreement and Plan of Merger dated as of October 18, 1999 among Civic BanCorp, CivicBank of Commerce and East County Bank.

 Exhibit 27   Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.



                                      CIVIC BANCORP
                                      -------------
                                       (Registrant)



Date: November 12, 1999                  By: /s/ Herbert C. Foster
                                           ------------------------------------
                                           Herbert C. Foster
                                           President
                                           Chief Executive Officer


                                        By: /s/ Gerald J. Brown
                                           ------------------------------------
                                           Gerald J. Brown
                                           Chief Financial Officer
                                           Principal Accounting Officer