Form 10-K405
period 1999-12-31
CIVIC BANCORP
filed 2000-03-16
CIK 747205

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(MARK ONE)
    /X/     Annual Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934 [No Fee Required]
            For the Fiscal Year Ended December 31, 1999

    / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from __________ to __________
                          Commission File No: 0-13287

                                 CIVIC BANCORP
            (Exact name of registrant as specified in its charter)

                  California                            68-0022322
           (State of Incorporation)           (I.R.S. Identification Number)

          2101 Webster Street, 14th Floor, Oakland, California 94612
             (Address of Principal executive offices and zip code)

      Registrant's telephone number, including area code: (510) 836-6500

       Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                  Title of Class: Common Stock, no par value

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of Common Stock (no par value) held by non-affiliates on December 31, 1999 based on closing price on March 1, 2000:
$34,617,911.00. Number of shares of Common Stock (no par value) outstanding as of March 1, 2000: 4,682,889.

                     Documents Incorporated by Reference:

                Document                                   Part of Form 10-K
                --------                                   -----------------
Annual Report to shareholders for the fiscal year            Parts I and II
     ended December 31, 1999
Proxy Statement for Annual Meeting of Shareholders
     to be held May 4, 2000                                   Part III

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

The principal office of the Company and Bank is located at 2101 Webster Street, Oakland, California, 94612. Their telephone number is (510) 836-6500. The Bank has two banking offices in Walnut Creek and additional offices in Fremont, Palo Alto and San Leandro. The Bank has a loan production office in San Francisco.

On October 18, 1999, the Company and the Bank entered into an Agreement and Plan of Merger with East County Bank, of Antioch, California. Under the Agreement, East County Bank would be merged with and into CivicBank of Commerce. In addition to its main office, East County Bank has branches in Concord and Walnut Creek and a loan production office in Sacramento. As of December 31, 1999, East County Bank had total assets of $80.7 million, loans of $48.3 million, deposits of $71.6 million and shareholders' equity of $6.2 million. CivicBank of Commerce will pay approximately $14.6 million in cash to acquire East County Bank. The acquisition is expected to close in the first quarter of 2000.

Savings and Deposit Activities

The Bank offers customary banking services such as personal and business checking, savings accounts, time certificates of deposit and IRA accounts. Most of the Bank's deposits are obtained from commercial businesses, professionals and individuals with high income or high net worth. At December 31, 1999, the Bank had a total of 5,967 accounts, consisting of demand deposit accounts with an average balance of approximately $47,000; savings, NOW and market rate accounts with an average balance of approximately $46,000; time certificates of $100,000 or more with an average balance of approximately $347,000; and other time deposits with an average balance of approximately $31,000. The Bank has not obtained any deposits through deposit brokers and has no present intention of using brokered deposits as a source of funding. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Deposits".

Lending Activities

The Bank concentrates its lending activities in commercial loans, real estate construction loans and other forms of real estate loans made primarily to businesses and individuals; it has no foreign loans.

The net loan portfolio as of December 31, 1999, totaled $280.7 million, which represented 83.9% of total deposits and 72.8% of total assets. The following table shows the mix of the loan portfolio as of December 31, 1999, 1998 and 1997.

                                                                       December 31,
                                                  ---------------------------------------------------
(In thousands)                                      1999                1998                1997
                                                  ---------------------------------------------------
Commercial loans                                  $   173,124        $    146,216        $    135,140
Real estate construction loans                         10,053               7,648              12,929
Real estate loans - other                              85,470              62,328              64,430
Installment and other loans                            16,890              17,019              20,478
                                                  ---------------------------------------------------
Subtotal                                              285,537             233,211             232,977
Less allowance for loan losses                          4,850               4,424               4,351
                                                  ---------------------------------------------------
     LOANS-NET                                    $   280,687        $    228,787        $    228,626
                                                  ===================================================

Commercial Loans - As of December 31, 1999, the Bank had outstanding commercial loans totaling $173.1 million, representing 60.6% of the Bank's total loan portfolio. The Bank lends primarily to businesses with annual gross revenues of $500,000 to $30 million and to professionals and other individuals located in Alameda, San Francisco, Santa Clara and Contra Costa counties. The Bank offers a variety of commercial lending services, including revolving lines of credit, working capital loans, equipment financing, letters of credit and inventory financing. Typically, commercial loans are floating rate obligations and are priced based on the Bank's reference rate.

The Bank's commercial loans are made on a short term basis with the majority of such loans maturing within one year. Commercial loans are typically secured by several types of collateral, including qualifying accounts receivable, equipment, inventory, and real estate. No single commercial account customer accounted for more than 3.0% of total outstanding loans at December 31, 1999.

Real Estate Loans - As of December 31, 1999, the Bank had outstanding real estate construction loans totaling $10.1 million representing 3.5% of the Bank's loan portfolio. The Bank makes loans to finance the construction of residential, commercial and industrial properties and to finance land development.

Other real estate loans, consisting of loans for land development and "mini-perm" loans totaled $85.5 million at December 31, 1999, of which $74.4 million were mini-perms. Mini-perm loans are available for completed commercial and retail projects with terms of three to five years and principal and interest payments based on a 15 to 25 year amortization schedule with a balloon payment due at the end of the term.

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

Human Resources
At December 31, 1999, the Bank employed a total of 122 persons, consisting of 111 full time employees and 11 part time employees. There were 118 full time equivalent employees.

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

See also the discussion below under "Regulation and Supervision - The Company - Financial Services Modernization Legislation."

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

Directors of the Company, and the companies with which they are associated, have had and will continue to have banking transactions with the Bank in the ordinary course of the Bank's business. It is the firm intention of the Company that any loans and commitments to loan included in such transactions be made in accordance with applicable law, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and on terms not involving more than the normal risk of collectibility or presenting other unfavorable features. At December 31, 1999, loans to directors totaled $808,000 or 1.8% of the Company's shareholders' equity. Company policy precludes loans to officers and employees of the Company or of the Bank.

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Modernization Act"). The Modernization Act repeals the two affiliation provisions of the Glass-Stegall Act: Section 20, which restricted the affiliation of the Federal Reserve member banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, directors or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Modernization Act also expressly preempts any state law restricting the establishment of financial affiliations, primarily related to insurance. The law establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. "Financial Activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

In order for the Company to take advantage of the ability provided by the Modernization Act to affiliate with other financial service providers, it must become a "Financial Holding Company." To do so, the Company would file a declaration with the Federal Reserve, electing to engage in activities permissible for Financial Holding companies and certifying that it is eligible to do so because its insured depository institution subsidiary (the Bank) is well-capitalized and well-managed. In addition, the Federal Reserve must also determine that an insured depository institution subsidiary has at least a "satisfactory" rating under the Community Reinvestment Act. The Company will continue to monitor its strategic business plan to determine whether, based on market conditions and other factors, the Company wishes to utilize any of its expanded powers provided by the Modernization Act.

The Modernization Act also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in "activities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because California permits commercial banks chartered by the state to engage in any activity permissible for national banks, the Bank will be permitted to form subsidiaries to engage in the activities authorized by the Modernization Act to the same extent as a national bank. In order to form a financial subsidiary, the Bank must be well-capitalized, and the Bank would be subject to the same capital deduction, risk management, and affiliate transaction rules as applicable to national banks.

Under the Modernization Act, securities firms and insurance companies that elect to become Financial Holding Companies may acquire banks and other financial institutions. The Company does not believe that the Modernization Act will have a material adverse effect on its operations in the near-term. However to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Company and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources that the Company or the Bank.

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

FRB regulations require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally require that reserves of 3.0% must be maintained against net transaction accounts of $41.6 million or less, plus 10% against that portion of total transaction accounts in excess of $41.6 million. Up to $4.9 million of otherwise reservable balances (subject to adjustment by the FRB) are exempted from the reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of reserve requirements is to reduce interest-earning assets.

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

Pursuant to FDICIA, the FDIC has developed a risk-based assessment system, under which the assessment rate for an insured depository institution will vary according to the level of risk incurred in its activities. An institution's risk category is based upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also to be assigned to one of the following "supervisory subgroups", subgroup A, B, or C. Subgroup A institutions are financially sound institutions with few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in a significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. The FDIC assigns each BIF member institution an annual FDIC assessment rate which, as of the date of this document, varies between 0.00% per annum with a $2,000 minimum (for well capitalized Subgroup A institutions) and 0.27% per annum (for undercapitalized Subgroup C institutions). The assessment rate may increase in the future. At December 31, 1998, the Bank's annual BIF FDIC assessment rate was 0.00%. At December 31, 1999 the Bank's annual BIF FICO rate was 0.01%.

In February 2000, the FDIC announced that it was refining the system by which it assesses the risks that are presented to the deposit insurance funds by certain financial institutions. The refinements are intended to identify institutions with atypical high-risk profiles from among those institutions in the best-rated premium category, and to determine whether there are unresolved supervisory concerns regarding the risk management practices of those institutions. High risk profiles include characteristics such as rapid asset growth, (especially concentrated in risky, high yielding lending areas), significant concentrations in high-risk assets, and recent changes in business mix. The FDIC has noted that although such institutions may be well capitalized and record good earnings when the economy is strong, they often experience deteriorating financial conditions when economic conditions are less favorable. As a result, institutions with practices determined to be risky traits under the refined risk assessment system will be assessed higher insurance premiums. The Bank does not expect this change to have an adverse effect on it.

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

Federal banking agencies have established capital measures (including both a leverage measure and a risk-based capital measure) and specified for each capital measure the levels at which depository institutions will be considered "well-capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" or "critically undercapitalized". See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources". The appropriate federal banking agency, after notice and an opportunity for a hearing, may treat a well capitalized, adequately capitalized or undercapitalized depository institution as if it has a lower capital-based classification if it is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. Thus, an adequately capitalized institution can be subjected to the restrictions on undercapitalized institutions (provided that a capital restoration plan cannot be required of the institution) described below and an undercapitalized institution can be subject to the restrictions applicable to significantly undercapitalized institutions described below. As of December 31, 1999, the Bank met the capital ratio requirements for a "well capitalized" bank.

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

Proposed Legislation
From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory agencies. Typically, the intent of such legislation is to strengthen the banking industry, even if it may on occasion prove to be a burden on management's plans. No prediction can be made as to the likelihood of any major changes or the impact such changes might have on the Bank.

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

New Accounting Pronouncements
In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Financial Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133." Statement No. 137 defers the effective date of Statement No. 133 "Accounting for Derivative Financial Instruments and Hedging Activities" for one year. Statement No. 133 is now effective for fiscal quarters beginning after June 15, 2000. This statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For instruments existing as of the date of adoption, Statement No. 133 provides an entity with the option of not applying this provision to hybrid instruments entered into before January 1, 1998 and not modified substantially thereafter. Consistent with the deferral of the effective date for one year, Statement No. 137 provides an entity the option of not applying this provision to hybrid instruments entered into before January 1, 1998 or 1999 and not modified substantially thereafter. The Company has not completed its evaluation of the impact on the Company's consolidated financial statements, however does not believe the impact will be significant on the consolidated financial statements.

Year 2000
The Company experienced no interruptions in operations as a result of the century date change. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Time sensitive programs could interpret a date using "00" as 1900 rather than the Year 2000 resulting in major miscalculations or system failure.

The Company formed a committee of representatives of all operational areas within the Bank who met monthly and reported quarterly to the Audit Committee of the Board of Directors. The Committee developed an action plan which included preparing an inventory of all hardware and software applications, developing an overall plan to address the issue, implementing the changes in hardware and software necessary, and testing and installation of Year 2000 compliant hardware and applications.

Additionally, the Company identified customers having a material loan or deposit relationship with the Bank to inform them of the Year 2000 issues and insure they were taking appropriate steps to meet Year 2000 processing requirements. The Bank is unaware of any interruptions in operations of such customers Year 2000 compliance.

The primary cost associated with the Company's efforts to review, test and validate its computer applications for Year 2000 compliance was the reallocation of internal resources. The Company expensed approximately $200,000 through December 31, 1999 relating to its Year 2000 compliance efforts.

ITEM 2 - PROPERTIES

The Bank's corporate headquarters and headquarters banking office are located in a multi-story office building at 2101 Webster Street, Oakland, California. The Bank occupies approximately 12,500 rentable square feet of space on the 14th floor under a lease with a term of ten years, commencing December 9, 1996 and ending on December 9, 2006. The headquarters banking office is located on the ground floor of that building. The lease with respect to this space also provides for a term of ten years ending December 9, 2006. The Bank occupies its other offices under leases expiring at various dates through 2006. Rental expense for all leases of premises was approximately $1.1 million for the year ended December 31, 1999. Rental expense for leases of premises for 2000 is estimated to be approximately $1.2 million.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1999, no matters were submitted to a vote of security holders of the Company through solicitation of proxies or otherwise.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's Common Stock is listed on the Nasdaq National Market quotation service under the symbol "CIVC". The following table sets forth the high and low bid quotations for the Company's Common Stock based on information obtained from Nasdaq. Such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                           Sales Price
                                                   -------------------------
                                                        High         Low
                                                   -------------------------
    1998
First Quarter                                            $19.50       $16.88
Second Quarter                                            19.00        17.88
Third Quarter                                             18.00        12.25
Fourth Quarter                                            15.88        12.25

    1999
First Quarter                                            $14.25       $12.00
Second Quarter                                            14.75        11.43
Third Quarter                                             15.00        13.25
Fourth Quarter                                            17.63        13.00

As of March 2, 2000, the shares of the Company were held by approximately 1,100 shareholders.

On April 21, 1999 the Company declared a 5% stock dividend to shareholders of record on April 30, 1999, payable on May 14, 1999. On October 15, 1997, the Company declared a 5% stock dividend to shareholders of record on October 29,1997, payable on November 12, 1997. Fractional shares were paid in cash. Sales prices above have been adjusted to reflect this stock dividend. There were no stock dividends declared in 1998.

As a bank holding company without significant assets other than its equity interest in the Bank, the Company's ability to pay cash dividends to its shareholders primarily depends upon dividends and management fees it receives from the Bank. Such dividends are subject to certain limitations. See "Regulation and Supervision-The Bank".

Shareholders' Rights Plan

On October 16, 1996, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, no par value (the "Preferred Shares"), of the Company at a price of $35.00 per one -hundredth of a Preferred Share (the "Purchase Price"), subject to adjustment.

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

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth certain selected consolidated financial data of the Company for each year of the five-year period ended December 31, 1999 and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and with the consolidated financial statements presented herein.

CIVICBANCORP
SELECTED FINANCIAL DATA
As of and for the year ended December 31,                   1999         1998         1997         1996         1995
                                                       ----------------------------------------------------------------
(Dollars in thousands except per share data)
Results of Operations:
      Interest income                                    $   30,132   $   28,809   $   26,032   $   21,535   $   20,868
      Interest expense                                        8,217        8,770        7,346        5,398        5,036
      Net interest income                                    21,915       20,039       18,686       16,137       15,832
      Provision for loan losses                                 315          150          100          600        2,565
      Other income                                            1,527        1,782          994          778        1,096
      Other expense                                          13,661       12,511       11,920       10,905       11,218
      Income before income taxes                              9,466        9,160        7,660        5,410        3,145
      Provision for income taxes                              3,616        3,650        2,935        1,260          135
      Net income                                              5,850        5,510        4,725        4,150        3,010
-----------------------------------------------------------------------------------------------------------------------

Per-Share Data:
      Basic net income                                   $     1.24   $     1.15   $     0.97   $     0.84   $     0.61
      Diluted net income                                       1.21         1.10         0.93         0.82         0.61
      Book value per share                                     9.88         8.96         7.98         6.99         5.93
      Weighted average shares outstanding                 4,713,181    4,792,098    4,847,959    4,964,299    4,908,297
      Dilutive effects of stock options                     138,722      235,481      232,013      106,721       57,108
      Total diluted weighted average shares outstanding   4,851,903    5,027,579    5,079,972    5,071,020    4,965,405
-----------------------------------------------------------------------------------------------------------------------

Balance Sheet at December 31:
      Assets                                             $  385,371   $  389,580   $  325,420   $  302,178   $  250,839
      Loans                                                 285,537      233,211      232,977      183,393      154,696
      Deposits                                              334,714      342,949      283,150      266,447      220,098
      Shareholders' equity                                   46,204       41,814       38,687       34,147       29,360
-----------------------------------------------------------------------------------------------------------------------

Financial Ratios:
      Return on average assets                                 1.51%        1.54%        1.56%        1.62%        1.23%
      Return on average shareholders' equity                  13.19%       13.64%       13.20%       13.22%       10.92%
      Average shareholders' equity to average assets          11.42%       11.26%       11.79%       12.23%       11.22%
-----------------------------------------------------------------------------------------------------------------------

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain forward-looking statements that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future results and performance of the Company. This could cause results or performance to differ materially from those expressed in our forward-looking statements. Words such as "expects", "anticipates", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward looking statements.

Readers of the Company's Form 10-K should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report. These statements are representative only on the date hereof, and the Company undertakes no obligation to update any forward looking statements made. The possible events or factors include the following: the Company's loan growth is dependent on economic conditions, as well as various discretionary factors, such as decisions to sell or purchase certain loans. The rate of charge-offs and provision expense can be affected by local, regional and international economic and market conditions, concentrations of borrowers, industries, products, and geographic locations, the mix of the loan portfolio and management's judgements regarding the collectibility of loans. Liquidity requirements may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures, which will impact the capital needs of the Company and the mix of funding sources. Decisions to purchase, hold or sell securities are also dependent on liquidity requirements and market volatility, as well as on- and off-balance sheet positions. Factors that may impact interest rate risk include local, regional and international economic conditions, levels, mix, maturities, and yields or rates of assets and liabilities.

The Company is also exposed to the potential of losses arising from adverse changes in market rates and prices which can adversely impact the value of financial products, including securities, loans and deposits. In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation and the California Department of Financial Institutions, whose policies and regulations could affect the Company's results.

Other factors which could cause actual results to differ from the forward-looking statements include the following: competition with other local and regional banks, savings and loan associations, credit unions and other nonbank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, mutual funds and insurance companies, as well as other entities which offer financial services; interest rate, market and monetary fluctuations, inflation, market volatility, general economic conditions and economic conditions in the geographic region and industries in which the Company operates, introduction of new banking-related products, services and enhancements, fee pricing strategies, mergers and acquisitions, and management's ability to manage these and other risks.

Overview

The Company reported net income of $5.85 million or $1.21 per diluted share for the year ended December 31, 1999, compared to net income of $5.51 million or $1.10 per diluted share for the year ended December 31, 1998. The increase in net income resulted primarily from an increase in net interest income.

The Company reported net income of $4.73 million or $.93 per diluted share for the year ended December 31, 1997. The increase in net income in 1998 resulted primarily from increases in net interest income and non-interest income.

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

Net interest income for 1999 totaled $21.9 million compared to $20.0 million for 1998, an increase of $1.9 million or 9.4%. The increase can be attributed to an increase in the volume of earning assets combined with an improvement in the mix of those earning assets the benefits of which were partially offset by a reduced weighted average yield on those earning assets. Average earning assets increased $30.6 million or 9.1% to $367.0 million in 1999 compared to $336.4 million in 1998. Further, the mix of earning assets improved by virtue of the shift in balances from Fed fund investments to higher yielding loans. Average Federal funds sold declined $26.7 million to represent 7.6% of total average earning assets in 1999 relative to 16.2% for the prior year. Conversely, average loans increased $38.8 million to represent 71% of average earning assets in 1999 from 66% for the prior year. Average loans earn the highest rates of earning assets while Federal funds investments earn the lowest rates. However, the average yield earned on those earning assets declined 34 basis points, and moreover, the weighted average yield on loans declined 74 basis points in 1999 relative to 1998. Management attributed the decline to a lower interest rate environment and the Company's efforts to transact loans with lower risk. Terms which would reduce the level of risk on a loan include stronger sources of repayment, higher levels of collateralization and other terms which are considered more favorable to the Bank. Higher quality loans generally have a lower risk premium over the Bank's reference rate. Additionally, there is increased competition for such higher quality loans from other financial institutions. However, no assurances can be given that the effort to make loans with lower risk will result in fewer delinquencies and lower losses in the future. The majority of the Bank's loans have floating interest rates tied to the Bank's reference rate. The average reference rate declined to 8.00% in 1999 as compared to 8.36% in 1998.

Total interest expense decreased $.6 million to $8.2 million in 1999 from $8.8 million in 1998 due to a decline in the average rate paid on interest bearing liabilities which was partially offset by an increase in the volume of interest bearing liabilities. The average rate paid on interest bearing deposits declined 50 basis points to 3.36% from 3.86% due to a lower interest rate environment. Average interest bearing liabilities increased by $17.6 million, or 7.7%.

Net interest income for 1998 totaled $20.0 million compared to $18.7 million for 1997. Total interest income increased $2.8 million and can be attributed to an increase in the volume of earning assets. Average earning assets increased $52.3 million to $336.4 million in 1998 compared to $284.1 million in 1997. Total interest expense increased $1.5 million to $8.8 million in 1998 from $7.3 million in 1997 due to an increase in the volume of interest bearing liabilities. Average interest bearing liabilities increased $37.0 million to $227.3 million in 1998 from $190.3 million in 1997.

The net interest margin increased 2 basis points to 6.09% for 1999 from 6.07% for 1998. The decline in the weighted average yield on earning assets of 34 basis points was offset by a decline of 50 basis points on the average rate paid on interest bearing liabilities.

The net interest margin decreased 62 basis points to 6.07% for 1998 from 6.69% for 1997 due to a declining interest rate environment and unfavorable changes in the mix of earning assets. The average yields for 1998 for the loan portfolio, Federal funds sold and security portfolio decreased 11, 24 and 26 basis points, respectively, due to a falling interest rate environment. Additionally, the volume of Federal funds sold increased $46.6 million to represent 16.2% of earning assets in 1998 as compared to 2.8% in 1997. Federal funds sold have the lowest yield in the portfolio of earning assets. This shift in the mix of earning assets to Federal funds sold reduced the weighted average yield on the earning asset portfolio. The average rate paid on interest-bearing liabilities for 1998 remained consistent with the average rate paid in 1997 as declines in the interest rates paid were offset by shifts in the mix of interest-bearing liabilities to higher rate deposit types.

The following table presents an analysis of the components of net interest income for 1999, 1998 and 1997.

                                           1999                               1998                               1997
                             -------------------------------------------------------------------------------------------------------
(Dollars in thousands)                   Interest      Rates                Interest      Rates                Interest      Rates
                               Average   Income/       Earned/   Average    Income/       Earned/    Average   Income/       Earned/
                               Balance   Expense  /2/  Paid      Balance    Expense /2/   Paid       Balance   Expense /2/   Paid
                             -------------------------------------------------------------------------------------------------------
ASSETS
Securities available for sale   $ 36,272   $2,235       6.16%     $ 31,278    $ 1,976       6.32%      $ 30,952   $ 1,973    6.37%
Securities held to maturity:
  U.S. Treasury securities             -        -          -         5,204        310       5.96%         6,575       393    5.97%
  U.S. Government agency/CMO's    22,142    1,192       5.38%        7,204        465       6.45%        15,298     1,143    7.47%
  Municipal securities  /(1)/     17,923    1,277       7.13%       14,306      1,049       7.34%        12,073       901    7.46%
Other securities                   2,320      129       5.56%        2,150        127       5.89%         1,891       113    6.00%
Federal funds sold                27,763    1,312       4.73%       54,481      2,837       5.21%         7,921       434    5.47%
Loans:   /2,3/
  Commercial                     163,222   15,472       9.48%      132,964     13,532      10.18%       113,243    11,810   10.43%
  Real estate-construction         9,429      899       9.53%       10,055      1,016      10.10%        11,166     1,140   10.21%
  Real estate-other               72,436    6,657       9.19%       61,473      6,185      10.06%        64,762     6,420    9.91%
  Installment and other           15,480    1,393       9.00%       17,266      1,679       9.72%        20,228     2,020    9.99%
                                -----------------     ------     --------------------      ------------------------------  --------
  Total Loans                    260,567   24,421       9.37%      221,758     22,412      10.11%       209,399    21,390   10.22%
                                -----------------     ------     --------------------      ------------------------------  --------
    Total Earning Assets         366,987   30,566       8.33%      336,381     29,176       8.67%       284,109    26,347    9.27%
Cash and due from banks           18,530                            19,549                               17,532
Leasehold improvements and         1,596                             1,368                                1,417
 equipment
Interest receivable and other      5,862                             5,152                                4,809
 assets
Foreclosed assets                      -                               449                                  528
Assets held for sale                   -                                 -                                   43
Less allowance for loan loss      (4,606)                           (4,304)                              (4,817)
                               ---------                        ----------                             --------
TOTAL ASSETS                   $ 388,369                          $358,595                             $303,621
                               =========                        ==========                             ========

LIABILITIES AND SHAREHOLDERS'
 EQUITY
Deposits:
  Interest bearing:
    Checking                    $  33,154      173      0.52%       27,593        263       0.95%        12,275       232    1.89%
    Money market                  101,667    3,339      3.28%       89,427      3,025       3.38%        95,776     2,880    3.01%
    Time and savings              109,683    4,682      4.27%      110,295      5,482       4.97%        81,537     4,195    5.14%
    Other borrowed funds              405       23      5.76%            -          -          -            671        39    5.85%
                                ------------------    ------    ---------------------      ------------------------------   ------
Total interest bearing            244,909    8,217      3.36%      227,315      8,770       3.86%       190,259     7,346    3.86%
 liabilities
Demand deposits                    94,044                           86,077                               74,570
Other liabilities                   5,072                            4,810                                2,988
Shareholders' equity               44,344                           40,393                               35,804
                                ---------                       ----------                           ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY          $ 388,369                         $358,595                             $303,621
                                =========                       ==========                           ==========

Net Interest Income                       $ 22,349                            $20,406                             $19,001
                                          ========                           ========                             =======

Net Interest Margin                                     6.09%                               6.07%                            6.69%
                                                      ======                               =====                           ======

Tax Equivalent Adjustment   /(1)/         $    434                            $   367                             $   315
                                          ========                           ========                             =======

--------------------------------------------------------------------------------
(1) Tax-exempt interest income on municipal securities is computed using a Federal income tax rate of 34%. Interest on municipal securities was $843,000, $682,000, and $586,000 for 1999, 1998 and 1997, respectively. (2) Non-performing loans have been included in the average loan balances. Interest income is included on non-accrual loans only to the extent cash payments have been received. (3) Interest income includes amortized loan fees on commercial loans of $493,000, $514,000, and $442,000 for 1999, 1998 and 1997, respectively; fees on real estate loans of $343,000, $348,000, and $411,000 for 1999, 1998 and
1997, respectively; and fees on installment and other loans of $16,000, $18,000, and $15,000 for 1999, 1998 and 1997, respectively.

The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the years ended December 31, 1999, 1998 and 1997.

                                                                  Analysis of Changes in Interest Income and Expense
                                                                         Increase (Decrease) Due to Change in
(Dollars in thousands)

                                                 1999 over 1998                                   1998 over 1997
                                  --------------------------------------------------     -----------------------------------------
                                      Average         Average                                 Average        Average
                                      Volume/1/       Rate/2/           Total                 Volume/1/      Rate/2/        Total
                                  --------------------------------------------------     -----------------------------------------
Increase (decrease) in interest
 income:
Securities available for sale           $   315         $   (56)        $    259             $       21      $    (18)  $       3
Securities held to
 maturity:
  U.S. Treasury securities                 (310)              -             (310)                   (82)           (1)        (83)
  U.S. Government agencies/CMO's            964            (237)             727                   (604)          (74)       (678)
  Municipal securities                      265             (37)             228                    165           (17)        148
Other securities                              9              (7)               2                     16            (2)         14
Federal funds sold                       (1,391)           (134)          (1,525)                 2,549          (146)      2,403
Loans:
  Commercial                              3,079          (1,139)           1,940                  2,057          (335)      1,722
  Real estate-construction                  (63)            (54)            (117)                  (114)          (10)       (124)
  Real estate-other                       1,103            (631)             472                   (326)           91        (235)
  Installment and other                    (174)           (112)            (286)                  (295)          (46)       (341)
                                  -------------   -------------       ----------         --------------     ---------   ---------
 Total Loans                              3,945          (1,936)           2,009                  1,322          (300)      1,022
                                  -------------   -------------       ----------         --------------     ---------   ---------
Total increase (decrease)               $ 3,797          (2,047)        $  1,390             $    3,387      $   (558)  $   2,829
                                  -------------   -------------       ----------         --------------     ---------   ---------

(Increase) decrease in interest
 expense:
Deposits:
  Interest bearing checking             $   (53)        $   143         $     90             $     (289)     $    258   $     (31)
  Money market                             (414)            100             (314)                   182          (327)       (145)
  Savings and time                           30             770              800                 (1,479)          192      (1,287)
Other borrowed funds                        (22)             (1)             (23)                    39             0          39
                                  -------------   -------------       ----------         --------------     ---------   ---------
Total (increase) decrease                  (459)          1,012              553                 (1,547)          123      (1,424)
                                  -------------   -------------       -----------        --------------     ---------   ---------
Total change in net interest
 income                                 $ 3,338         $(1,395)        $  1,943                  1,840      $   (435)  $   1,405
                                  =============   =============       ===========        ===============    ==========  =========

 -------------------------------------------------------------------------------
(1) Changes not solely attributed to rate or volume have been allocated to volume. (2) Loan fees are reflected in rate variances.
--------------------------------------------------------------------------------

Provision for Loan Losses. The provision for loans losses is charged to operations and creates an allowance for future loan losses. The amount of the provision is dependent on many factors which include the amount of the allowance for loan losses, growth in the loan portfolio, net charges against the allowance, changes in the composition of the portfolio, the number and dollar amount of delinquent loans, assessment of the overall quality of the portfolio, value of the collateral on problem loans, recommendations by regulatory authorities and general economic conditions among others. The provision for loan loss in 1999 was $315,000 compared to $150,000 in 1998, and $100,000 in 1997.
The provision was increased in 1999 and in 1998 due to the growth in average loans outstanding. See "Allowance for Loan Losses".

Non-Interest Income. Non-interest income for 1999 was $1.5 million compared to $1.8 million and $1.0 million for 1998 and 1997 respectively. Customer service fees were $971,000 for 1999 compared to $764,000 for 1998 and $814,000 for 1997.
The increase in deposit service fees in 1999 is attributed to an increase in the number of deposit accounts. The decrease in customer service fees in 1998 was due to a reduction in demand for international services including fees earned on letters of credit and currency exchange fees relative to 1997. Other non-interest income for 1999 was $490,000 compared to $103,000 and $180,000 for 1999, 1998 and 1997, respectively. In 1999, the Company realized gains on the disposal of stock warrants of $333,000. Non-recurring income in 1998 included gains on the disposal of foreclosed assets of $552,000 and gains on the disposal of other assets held for sale of $363,000 during the third quarter of 1998.

Non-Interest Expense. Non-interest expense for 1999 increased $1.2 million or 9.2% to $13.7 million from $12.5 million in 1998. Salaries and employee benefits in 1999 increased $780,000 or 10.3% from 1998 due to increases in staffing levels and enhanced employee benefits. Full time equivalent employees were 118 on December 31, 1999 as compared to 111 on December 31, 1998. Equipment expenses increased $178,000 or 21% for 1999 and included incremental Y2K remediation expenses.

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

The following table summarizes the significant components of non-interest expense for 1999, 1998, and 1997.

                                                                                Non-Interest Expense
                                                                                                    Dollar               Percent
(Dollars in thousands)                                  1999                 1998                   Change                Change
                                                 --------------------------------------------------------------------------------
Salaries and related benefits                              $ 8,330             $ 7,550                $  780                10.3%
Occupancy                                                    1,113               1,084                    29                 2.7%
Equipment                                                    1,044                 866                   178                20.6%
Data processing services                                       403                 363                    40                11.0%
Telephone and postage                                          349                 325                    24                 7.4%
Consulting fees                                                295                 265                    30                11.3%
Marketing                                                      248                 262                   (14)               (5.3%)
Legal fees                                                     192                 238                   (46)              (19.3%)
Goodwill and core deposit amortization                         168                 193                   (25)              (13.0%)
FDIC insurance                                                  39                  33                     6                18.2%
Foreclosed asset expenses                                        1                   8                    (7)              (87.5%)
Other                                                        1,479               1,324                   155                11.7%
                                                ---------------------------------------------------------------------------------
     Total                                                 $13,661             $12,511                $1,150                 9.2%
                                                =================================================================================


                                                                           Non-Interest Expense
                                                                                                      Dollar             Percent
(Dollars in thousands)                                        1998                1997                Change              Change
                                                --------------------------------------------------------------------------------
Salaries and related benefits                              $ 7,550             $ 6,902                $  648                 9.4%
Occupancy                                                    1,084               1,037                    47                 4.5%
Equipment                                                      866                 887                   (21)               (2.4%)
Data processing services                                       363                 334                    29                 8.7%
Telephone and postage                                          325                 308                    17                 5.5%
Marketing                                                      262                 189                    73                38.6%
Consulting fees                                                265                 180                    85                47.2%
Legal fees                                                     238                 280                   (42)              (15.0%)
Goodwill and core deposit amortization                         193                 230                   (37)              (16.1%)
FDIC insurance                                                  33                  31                     2                 6.5%
Foreclosed asset expenses                                        8                 175                  (167)              (95.4%)
Other                                                        1,324               1,367                   (43)               (3.1%)
                                                ---------------------------------------------------------------------------------
     Total                                                 $12,511             $11,920                $  591                43.2%
                                                =================================================================================

Provision for Income Taxes - The provision for income taxes in 1999 was $3.62 million compared to $3.65 million in 1998 and $2.94 million in 1997. These provisions represent effective tax rates of 38.2%, 39.8%%, and 38.3%, respectively. The differences in the effective rates reflect changes in the amounts and impact of items having favorable tax treatment such as tax exempt municipal securities.

Financial Condition

Loans. Commercial loans totaled $173.1 million at December 31, 1999, an increase of $26.9 million or 18.4% from December 31, 1998. The Bank's primary lending focus is commercial loans to small businesses and professionals. The Bank's commercial loans are generally made on a short-term basis and are typically secured by accounts receivable, inventory or real estate. The strong regional economy has stimulated the demand for commercial loans, however the competition for good quality loans is strong.

Other real estate loans, consisting of loans for land development and "mini-perm" loans, totaled $85.5 million at December 31, 1999 compared to $62.3 million at December 31, 1998. Mini-perm loans are available for completed commercial and retail projects that are primarily owner occupied and are generally granted based on the rental or lease income which is the primary source of repayment to service the loan. Mini-perm loans typically have a term of three to five years and provide for principal and interest payments based on a 15 to 25 year amortization schedule with a balloon payment due at the end of the term. The major risks associated with the origination of mini-perm loans are the ability of the tenant or tenants to maintain the rental or lease payments over the life of the loan and the ability of the borrower to obtain other financing for the balloon payment at maturity.

Real estate construction loans as a percentage of total loans outstanding were 3.5% at December 31, 1999 compared to 3.3% at December 31, 1998. Risks associated with real estate construction lending are generally considered to be higher than risks associated with other forms of lending and accordingly, the Company continues to fund real estate construction commitments on a limited basis with stringent underwriting criteria.

Installment loans include loans to individuals and business customers encompass home equity loans, automobile loans and other personal loans.

  The following table summarizes the year end loan balances for the dates shown.

                                                                              December 31
                                           ------------------------------------------------------------------------------------
(Dollars in thousands)                            1999            1998            1997             1996              1995
                                           ------------------------------------------------------------------------------------
Commercial                                         $173,124        $146,216        $135,140          $ 92,756          $ 70,417
Real estate-construction                             10,053           7,648          12,929             6,608             4,067
Real estate-other                                    85,470          62,328          64,430            64,272            61,752
Installment and other                                16,890          17,019          20,478            19,757            18,460
                                           ------------------------------------------------------------------------------------
     Total Loans                                   $285,537        $233,211        $232,977          $183,393          $154,696
                                           ====================================================================================

The following table shows the amount of total loans outstanding as of December 31, 1999, both by category of loan, as well as fixed versus floating interest rate which, based upon remaining scheduled repayments of principal, are due within the periods indicated.

                                                                        Maturity of Loans
                                              ----------------------------------------------------------------------------------
                                                                            After One
                                                       Within              But Within              After
(Dollars in thousands)                                One Year             Five Years            Five Years           Total
                                              ----------------------------------------------------------------------------------
Commercial                                                  $162,082                $ 9,700             $ 1,342         $173,124
Real estate- construction                                      9,679                    374                   -           10,053
Real estate - other                                           57,200                  9,912              18,358           85,470
Installment and other                                         16,562                    285                  43           16,890
                                              ----------------------------------------------------------------------------------
     Total                                                  $245,523                $20,271             $19,743         $285,537
                                              ==================================================================================

Loans with fixed interest rates                             $  6,923                $19,716             $19,743         $ 46,382
Loans tied to floating interest rates                        238,600                    555                   -          239,155
                                              ----------------------------------------------------------------------------------
     Total                                                  $245,523                $20,271             $19,743         $285,537
                                              ==================================================================================


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

Non-Performing Assets. The Company's policy is to recognize interest income on an accrual basis unless the loan becomes impaired. A loan is considered to be impaired when it becomes probable that the Company will not recognize all amounts due from the borrower under the original terms of the loan agreement. At the time a loan is judged to be impaired, the accrual of interest is discontinued and any accrued, but uncollected interest is reversed. Thereafter, all payments are applied against principal until principal is fully recovered with subsequent collections recognized as interest income as they are received.

The following table provides information with respect to all non-performing assets.

                                                                                              Non-Performing Assets
                                                                                                    December 31,
(Dollars in thousands)                                             1999         1998         1997         1996         1995
                                                                 ----------------------------------------------------------
Loans 90 days or more past due and still accruing                  $ 193       $ 112       $  496       $  322       $  325

Non-accrual and impaired loans                                       632         208        3,465        2,811        2,859
Other assets held for sale                                             -           -           43          275          275
Foreclosed assets                                                      -           -            -          923          770
                                                                 ----------------------------------------------------------
  Total Non Performing Assets                                      $ 825       $ 320       $4,004       $4,331       $4,229
                                                                 ==========================================================
Non-performing assets to period end loans plus
 assets held for sale and foreclosed assets                         0.29%       0.14%        1.72%        2.35%        2.70%
                                                                 ==========================================================

At December 31, 1999, the recorded investment in loans considered to be impaired was $632,000, all of which were on a non-accrual basis. Included in this amount were $128,000 with an associated allowance of $122,000 and $504,000 of impaired loans which approximate the fair value of supporting collateral and accordingly do not have an associated allowance for loan loss. For the year ended December 31, 1999, the average recorded investment in impaired loans was $528,000 and no interest was recognized on impaired loans. If interest income on those loans had been recognized, such income would have approximated $91,000.

The Company has an active credit administration function that periodically reviews all loans to identify potential problem credits using quality standards and criteria similar to those of regulatory agencies. Loans receiving lesser grades are considered to be classified and fall into "substandard," "doubtful," or "loss" categories. Substandard loans are characterized as having one or more deficiencies and could result in a loss to the Company if the deficiencies are not corrected. Doubtful loans have the weakness of substandard loans with the added complication that those weaknesses are less likely to be remedied and are of a character that increase the probability of a principal loss. A loan classified as a loss is considered uncollectable and is discharged against the allowance.

The following table sets forth the classified assets as of the dates indicated.

Dollars in thousands)                                                       December 31,
                                        -------------------------------------------------------------------------------------
                                            1999              1998              1997              1996              1995
                                        -------------     -------------     -------------     -------------     -------------
Substandard                                   $ 8,415            $4,307           $ 6,122           $ 8,455           $10,866
Doubtful                                           45               110             1,082               559               837
Loss                                                -                 -                 -                 -                 -
                                        -------------     -------------     -------------     -------------     -------------
Total Classified                              $ 8,460            $4,417           $ 7,204           $ 9,014           $11,703
                                        =============     =============     =============     =============     =============

Classified to Total Loans                        2.96%             1.89%             3.09%             4.92%             7.57%
                                        =============     =============     =============     =============     =============

Classified to Allowance for Loan Loss          174.43%            99.84%           165.57%           181.40%           235.95%
                                        =============     =============     =============     =============     =============

The increase in classified loans at December 31, 1999 relative to December 31, 1998 consist primarily of three credits totaling $4.7 million. These loans are supported by assets and personal or other third party guarantees and the bank is working to remedy the loans respective credit weaknesses. Management has reviewed the reserves specific for these loans and believes they are adequate as of December 31, 1999.

Foreclosed Assets. There were no foreclosed assets at December 31, 1999 or 1998. The Company transferred $2,478,000 in real estate loans to foreclosed assets during 1998 and was successful in disposing of the foreclosed properties during the same fiscal year.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses, the amount of which is based on many factors. See "Provision for Loan Losses". The allowance is increased by a provision charged against earnings and reduced by net loan charge-offs. Loans are charged off when they are judged to be uncollectable. Recoveries or previously charged off loans are recorded only when cash is received.

The policy of the Company is to review loans in the portfolio to identify potential problem loans and to assess the credit quality of the loan portfolio. Specific allocations are made for loans where the probability of a loss can be defined and reasonably estimated while the balance of the allocations are based on the size of the portfolio, delinquency trends, historical data, industry averages and general economic conditions in the Company's market area.

Although management believes that the allowance for loan losses is adequate for both potential losses of identified credits and estimated losses inherent in the portfolio, future provisions will be subject to continuing evaluations of the portfolio. If the economy declines or the quality of the portfolio deteriorates, additional provisions may be required.

The following table summarizes the changes in the allowance for loan losses for the periods shown.

                                                               Year Ended December 31
                                            --------------------------------------------------------
(Dollars in thousands)                        1999        1998        1997        1996         1995
                                            --------------------------------------------------------
Balance at beginning of year                $4,424      $4,351      $4,969      $4,960       $3,216
Charge-offs:
     Commercial                                800         200          16          95          188
     Real estate -                               -         150         564         370          885
     construction
     Real estate - other                         -         390         650         476           33
     Installment and other                       4          94          16         127          310
                                            --------------------------------------------------------
          Total Charge-Offs                    804         834       1,246       1,068        1,416

Recoveries:
     Commercial                                480          48          43         242          336
     Real estate -                               -         164         139          55          145
     construction
     Real estate - other                       351         487         280         140           34
     Installment and other                      84          58          66          40           80
                                            --------------------------------------------------------
          Total Recoveries                     915         757         528         477          595
                                            --------------------------------------------------------
Net (recoveries) charge-offs                  (111)         77         718         591          821
Provision charged to operations                315         150         100         600        2,565
                                            --------------------------------------------------------
Balance at end of year                      $4,850      $4,424      $4,351      $4,969       $4,960
                                            ========================================================
Ratio of net (recoveries) charge-offs
 to average loans                            -0.04%       0.03%       0.34%       0.36%        0.55%


The table below sets forth the allocations of the allowance for loan loss as of the dates indicated by loan category and the percentage of loans in each loan category relative to total loans.

                                                      Allocation of the Allowance for Loan Losses
                                                                             December 31,
                                                           1999                          1998                          1997
                                         ----------------------------------------------------------------------------------------
(Dollars in thousands)                                  Percent of                      Percent of                   Percent of
                                                       loans in each                   loans in each               loans in each
                                                        category to                     category to                 category to
                                         Amount         total loans        Amount       total loans      Amount     total loans
                                         ----------------------------------------------------------------------------------------
Commercial                                 $2,556          60.7%           $1,955           62.7%        $1,487         58.0%
Real estate - construction                     84           3.5%               74            3.3%           137          5.5%
Real estate - other                           774          29.9%              624           26.7%         1,001         27.7%
Installment and other                         219           5.9%              327            7.3%           235          8.8%
Unallocated                                 1,217           N/A             1,444            N/A          1,491          N/A
                                         --------------------------------------------------------------------------------------
Total                                      $4,850         100.0%           $4,424          100.0%        $4,351        100.0%
                                         --------------------------------------------------------------------------------------

                                                           Allocation of the Allowance for Loan Losses
                                                                           December 31,
                                                          1996                                 1995
                                         ------------------------------------------------------------------------
(Dollars in thousands)                                          Percent of                           Percent of
                                                               loans in each                        loans in each
                                                                category to                          category to
                                                 Amount         total loans           Amount         total loans
                                         ------------------------------------------------------------------------
Commercial                                      $1,554             50.6%              $1,881              45.6%
Real estate - construction                         169              3.6%                  61               2.6%
Real estate - other                              1,162             35.0%               1,298              39.9%
Installment and other                              274             10.8%                 386              11.9%
Unallocated                                      1,810              N/A                1,334               N/A
                                         ------------------------------------------------------------------------
Total                                           $4,969            100.0%              $4,960             100.0%
                                         ------------------------------------------------------------------------

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

The composition of the Company's portfolio of securities available for sale, securities held to maturity and other securities are shown in the tables below at carrying value.


                                                            Securities Available for Sale
                                               ------------------------------------------------------
                                                                   December 31,
(Dollars in thousands)                                  1999               1998                 1997
                                               ------------------------------------------------------
U.S. Treasury obligations                            $ 8,015             $12,228              $12,227
Obligations of governmental agencies                  23,650              18,641               18,870
                                               ------------------------------------------------------
     Total                                           $31,665             $30,869              $31,097
                                               ======================================================

                                                            Securities Held to Maturity
                                               -------------------------------------------------------
                                                                     December 31,
(Dollars in thousands)                                1999                    1998                 1997
                                               -------------------------------------------------------
U.S. Treasury obligations                         $     -                 $     -              $ 5,949
Obligations of governmental agencies               24,277                  16,290                8,004
Collateralized mortgage obligations                    34                      61                   90
Municipal securities                               19,105                  16,152               13,237
                                               -------------------------------------------------------
     Total                                        $43,416                 $32,503              $27,280
                                               =======================================================

                                                                  Other Securities
                                               ------------------------------------------------------
                                                                    December 31,
(Dollars in thousands)                              1999                    1998                 1997
                                               ------------------------------------------------------
Federal Reserve Bank stock                       $   931                 $ 1,227              $ 1,059
Federal Home Loan Bank stock                       1,195                   1,016                  931
                                               ------------------------------------------------------
     Total                                       $ 2,126                 $ 2,243              $ 1,990
                                               ======================================================

The following tables summarize the maturities and yields of the Company's investment securities at December 31, 1999. Yields have been computed by dividing annual interest income, adjusted for amortization of premium and accretion of discount, by the average carrying value of the securities. The weighted average yields on the tax-exempt securities have not been adjusted to a fully tax equivalent basis.

                                                                           Securities Available for Sale
                                                                                      Maturing
                                           ----------------------------------------------------------------------
                                                                         After One              After Five
                                              Within One Year      But Within Five Years    But Within Ten Years
                                           ----------------------------------------------------------------------
(Dollars in thousands)                       Amount      Yield       Amount      Yield      Amount       Yield
U.S. Treasury obligations                    $ 8,015      6.55%      $     -         -%      $    -          -%
Obligations of governmental agencies           8,121      6.72%       15,529      5.57%           -          -%
                                           ----------------------------------------------------------------------
     Total                                   $16,136      6.63%      $15,529      5.57%      $    -          -%
                                           ----------------------------------------------------------------------

                                           -----------------------------------------------
                                            After Ten Years                Total
                                           -----------------------------------------------
(Dollars in thousands)                      Amount      Yield        Amount       Yield
U.S. Treasury obligations                    $    -         -%       $ 8,015       6.55%
Obligations of governmental agencies              -         -%        23,650       5.97%
                                           -----------------------------------------------
     Total                                   $    -         -%       $31,665       6.11%
                                           -----------------------------------------------

                                                                           Securities Held to Maturity
                                                                                      Maturing
                                           ----------------------------------------------------------------------
                                                                         After One              After Five
                                              Within One Year      But Within Five Years    But Within Ten Years
                                           ----------------------------------------------------------------------
(Dollars in thousands)                       Amount      Yield         Amount      Yield        Amount      Yield
U.S. Treasury obligations                   $     -          -%       $     -          -%       $    -          -%
Obligations of governmental agencies              -          -%        24,277       5.43%            -          -%
Collateralized mortgage obligations               -          -%            34       8.50%            -          -%
Municipal securities                              -          -%         4,929       4.72%        9,053       4.79%
                                           -----------------------------------------------------------------------
     Total                                  $     -          -%       $29,240       5.32%       $9,053       4.79%
                                           =======================================================================

                                           ----------------------------------------------
                                            After Ten Years                Total
                                           ----------------------------------------------
(Dollars in thousands)                      Amount      Yield         Amount      Yield
U.S. Treasury obligations                   $    -          -%       $     -          -%
Obligations of governmental agencies             -          -%        24,277       5.43%
Collateralized mortgage obligations              -          -%            34       8.50%
Municipal securities                         5,123       4.65%        19,105       4.73%
                                           ----------------------------------------------
     Total                                  $5,123       4.65%       $43,416       5.13%
                                           ==============================================

                                                                                 Other Securities
                                                                                      Maturing
                                           ----------------------------------------------------------------------
                                                                         After One              After Five
                                              Within One Year      But Within Five Years    But Within Ten Years
                                           ----------------------------------------------------------------------
(Dollars in thousands)                       Amount      Yield        Amount      Yield       Amount      Yield
Federal Reserve Bank stock                  $   931       6.00%      $     -          -%      $    -          -%
Federal Home Loan Bank stock                      -          -%            -          -%       1,195       5.41%
                                           ----------------------------------------------------------------------
     Total                                  $   931       6.00%      $     -          -%      $1,195       5.41%
                                           ======================================================================

                                           --------------------------------------------
                                             After Ten Years               Total
                                           --------------------------------------------
(Dollars in thousands)                     Amount      Yield         Amount      Yield
Federal Reserve Bank stock                 $    -          -%       $   931       6.00%
Federal Home Loan Bank stock                    -          -%         1,195       5.41%
                                           --------------------------------------------
     Total                                 $    -          -%       $ 2,126       5.67%
                                           ============================================

As of December 31, 1999 no securities of a single issuer in the investment portfolio exceeded ten percent of the Company's shareholders' equity.

Deposits. The table below presents information regarding trends in the Bank's average deposits for 1999, 1998, and 1997.

                                           Average Deposits for the Year Ended December 31,
                                          1999               1998               1997
                                        ---------------------------------------------------------
(Dollars in thousands)                   Amount         %   Amount         %   Amount          %
                                        ---------------------------------------------------------
Demand                                   $ 94,044   27.8%   $ 86,077   27.5%   $ 74,570    28.2%
Interest-bearing checking                  33,154    9.8%     27,593    8.8%     12,275     4.6%
Money market                              101,667   30.0%     89,427   28.5%     95,776    36.3%
Savings and time                          109,683   32.4%    110,295   35.2%     81,537    30.9%
                                        ---------------------------------------------------------
     Total                               $338,548  100.0%   $313,392  100.0%   $264,158   100.0%
                                        =========================================================

Average deposits increased $25.2 million or 8.0% in 1999 to $338.5 million from $313.4 million in 1998. The increase in 1998 was $49.2 million or 18.6% from 1997 of $264.2 million. The increase in deposits in 1999 was attributed to an increase in average deposits maintained by various loan customers.

Average time certificates of deposit over $100,000 constituted 21.6%, 31.9%, and 24.3% of total average deposits for 1999, 1998, and 1997, respectively. Average public time deposits constituted 1.0%, 1.0%, and 1.5% of average total deposits for 1999, 1998, and 1997, respectively. All public time certificates of deposit were from local government agencies located in Alameda County.

At December 31, 1999, certificates of deposit over $100,000 totaling $72.1 million or 21.5% of total deposits were scheduled to mature within a year. At December 31, 1998, certificates of deposit over $100,000 totaling $94.3 million or 27.5% of total deposits were scheduled to mature within a year. Certificates of deposit over $100,000 are generally considered a higher cost and less stable form of funding than lower denomination deposits and may represent a greater risk of interest rate and volume volatility than small retail deposits. Management believes that the presumed volatility of such deposits presents acceptable risk and payment of such certificates of deposit would not have a material impact on the liquidity position of the Company. The Company has no brokered deposits and does not intend to solicit such deposits.

Time certificates of deposit over $100,000 or more at December 31, 1999 had the following schedule of maturities.

(In thousands)
Three months or less                                        $   45,004
Over three months through six months                            13,089
Over six months through twelve months                           13,977
Over twelve months                                                 174
                                                            ----------
                    Total                                   $   72,244
                                                            ==========

Liquidity. Liquidity management refers to the Bank's ability to acquire funds to meet loan demand, fund deposit withdrawals and service other liabilities as they come due. To augment liquidity, the Bank has informal Federal funds borrowing arrangements with correspondent banks totaling $35.0 million, maintains a credit arrangement with the Federal Reserve Bank of San Francisco for open window borrowing and is a member of the Federal Home Loan Bank of San Francisco and through such membership has the ability to pledge qualifying collateral for short term (up to six months) and long term (up to five years) borrowing. At December 31, 1999 and 1998 there were no outstanding advances under any of these facilities.

Additionally, at December 31, 1999, unpledged U.S. government securities that were available to secure additional borrowing in the form of reverse repurchase agreements totaled approximately $48.0 million. At December 31, 1999 and 1998, the Bank had no outstanding borrowings under such arrangements.

The liquidity position of the Company as of December 31, 1999 declined from the prior year as cash and cash equivalents used by investing and financing activities exceeded those provided by operating activities. The Consolidated Statement of Cash Flows indicates that cash and cash equivalents used by investing activities totaled $65.9 million and consisted primarily of the net increase in loans. Further, cash and cash equivalents of $9.3 million were required to satisfy financing activities, principally the withdrawal of deposits at December 31, 1999 relative to December 31, 1998. Cash and cash equivalents totaling $6.6 million was provided by operating activities.

The liquidity position of the Company may be expressed as the ratio of (a) cash, Federal funds sold, other unpledged short term investments and marketable securities, including those maturing after one year, divided by (b) total assets less pledged securities. Using this definition, at December 31, 1999, the Company had a liquidity ratio of 23.6% compared to 38.2% at December 31, 1998. The decrease in the liquidity ratio at December 31, 1999 reflects the decline in the volume of Federal funds sales to $7.5 million on December 31, 1999 as compared to $73.0 million at December 31, 1998.

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

On a stand-alone basis, the Company's primary source of liquidity is dividends from the Bank. The ability of the Bank to pay dividends is subject to regulatory approval.

Capital Resources. Shareholders' equity was $46.2 million at December 31, 1999, an increase of $4.4 million or 10.5% from $41.8 million at December 31, 1998. Capital was increased by the $5.85 million of net income for 1999. Net capital of $1.0 million was used in stock repurchase activities, net of proceeds received from stock option exercises. The Company repurchased 128,600 shares in 1999.

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

At December 31, 1999, the Company's total risk-based capital ratio was 14.48%. The following table sets forth the Company's regulatory capital position as of December 31, 1999.

                                    Risk-based Capital Ratio
                                    ------------------------
(Dollars in thousands)                 Amount       Ratio
                                     ---------------------
Tier 1 Capital                       $   45,741      13.23%
Tier 1 minimum requirement               13,833       4.00%
                                     ---------------------
Excess                               $   31,908       9.23%
                                     =====================

Total Capital                        $   50,070      14.48%
Total Capital minimum requirement        27,666       8.00%
                                     ---------------------
Excess                               $   22,404       6.48%
                                     =====================
Risk-adjusted assets                 $  345,820
                                     ==========

Leverage ratio                                       11.80%
Leverage ratio minimum requirement                    4.00%
                                                     -----
Excess                                                7.80%
                                                     =====

The leverage ratio guidelines effectively require maintenance of a minimum ratio of 4% Tier 1 capital to total assets for the most highly-rated bank holding company organizations. The leverage guidelines operate in tandem with and are in addition to the risk-based ratio requirements. At December 31, 1999, the Company's leverage ratio was 11.80%. The Company has not been advised by any regulatory agency that it is deficient with respect to its capital ratios. Management is unaware of any current recommendations by regulatory authorities which, if implemented, would have a material adverse impact on future operating results, liquidity or capital resources.

Quarterly Data

The following table sets forth unaudited data regarding the Company's operations for each quarter of 1999 and 1998. This information, in the opinion of management, includes all adjustments necessary to present fairly the Company's results of operations for such periods, consisting only of normal recurring adjustments for the periods indicated. Results for the third quarter of 1998 included gains of the disposal of foreclosed assets and other assets held for sale. See "Non-Interest Income." The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                                Quarter Ended
                                           Dec 31,     Sep 30,   June 30,   Mar 31,     Dec 31,     Sep 30,     June 30,    Mar 31,
                                            1999        1999      1999       1999        1998        1998         1998       1998
                                          -----------------------------------------------------------------------------------------
(In thousands, except per share data)
Total interest income                     $ 7,945     $ 7,639    $ 7,286    $ 7,262     $ 7,496     $ 7,396      $ 7,084    $ 6,833
Total interest expense                      2,076       1,960      1,993      2,188       2,469       2,249        2,037      2,015
Net interest income                         5,869       5,679      5,293      5,074       5,027       5,147        5,047      4,818
Provision for loan losses                     150          75         45         45          37          38           37         38
Net income                                  1,525       1,675      1,375      1,275       1,285       1,775        1,275      1,175
Per Common Share:
   Net income - basic                     $  0.33     $  0.36    $  0.29    $  0.26     $  0.27     $  0.37      $  0.27    $  0.24
   Net income - diluted                   $  0.32     $  0.35    $  0.28    $  0.26     $  0.26     $  0.36      $  0.25    $  0.23

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


                                                                          Repricing
                                  ----------------------------------------------------------------------------------------
(Dollars in thousands)                        Within 3   Within 3 to 6   Within 6 to 12   Within 1 to 5       More than
                                   Immediate   Months        Months          Months           Years            5 years
                                  ----------------------------------------------------------------------------------------
        Assets
Cash                                $      -  $      -        $      -          $     -         $     -          $     -
Short-term investments                 7,500         -               -                -               -                -
Other Investments                          -         -               -                -               -                -
Investment Securities                      -     8,002           4,033            4,073          44,797           14,176
Loans                                227,920     2,762           9,537            4,562          20,707           20,049
Reserve and Other assets                   -         -               -                -               -                -
                                  ----------------------------------------------------------------------------------------
    Total Asssets                   $235,420  $ 10,764        $ 13,570          $ 8,635         $65,504          $34,225
                                  ----------------------------------------------------------------------------------------

   Liabilities and Capital
Demand Deposits                     $      -  $      -        $      -          $     -         $     -          $     -
NOW, Savings and Market Rate         172,283         -               -                -               -                -
Time Deposits                              -    53,528          25,014           17,455           1,123               34
Other Liabilities                          -         -               -                -               -                -
Capital                                    -         -               -                -               -                -
                                  ----------------------------------------------------------------------------------------
    Total Liabilities and Capital   $172,283  $ 53,528        $ 25,014          $17,455         $ 1,123          $    34
                                  ----------------------------------------------------------------------------------------


Gap                                   63,137   (42,764)        (11,444)          (8,820)         64,381           34,191
Cumulative gap                        63,137    20,373           8,929              109          64,490           98,681

(Dollars in thousands)                                     Estimated
                                     Non-rate     Total    Fair Value    1998
                                     -------------------------------------------
        Assets
Cash                                 $ 12,205    $ 12,205  $ 12,205    $ 15,276
Short-term investments                      -       7,500     7,500      73,028
Other Investments                       2,126       2,126     2,126       2,243
Investment Securities                       -      75,081    75,081      63,372
Loans                                       -     285,537   285,537     233,211
Reserve and Other assets                2,922       2,922     2,922       3,450
                                     ------------------------------------------
    Total Assets                     $ 17,253    $385,371  $380,521    $389,580
                                     ------------------------------------------

   Liabilities and Capital
Demand Deposits                      $ 65,277    $ 65,277  $ 65,277    $ 71,417
NOW, Savings and Market Rate                -     172,283   172,283     150,151
Time Deposits                               -      97,154    97,074     121,381
Other Liabilities                       4,453       4,453     4,453       4,817
Capital                                46,204      46,204    46,204      41,814
                                     ------------------------------------------
    Total Liabilities and Capital    $115,934    $385,371  $385,291    $389,580
                                     ------------------------------------------

Gap                                   (98,681)          -
Cumulative gap                              -           -


The gap report indicates the Company is asset sensitive having a higher volume of assets reprice relative to liabilities due to the volume of overnight Federal fund sales and a high percentage of floating rate loans. The cumulative gap is largest in the immediately repriceable time band and decreases over time through one year. Such a scenario would suggest an immediate negative impact on the Company's net interest margin from decreases in interest rates the magnitude of which declines over time. Using the one-year cumulative gap, the projected impact on net interest margin of a 1% rate shock is $9,031 or .04% of the net interest margin reported for 1999 which is considered an acceptable level of risk. However, the computation of forecasted effects of hypothetical interest rate changes is based on numerous assumptions, including relative levels of market interest rates, loan prepayments or refinancings, deposit decay and other factors and therefore should not be relied upon as a forecast of future results. Further, such computations do not include the impact of any actions which might be undertaken by the Company in response to changes in interest rates.

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

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statement Schedule
The following is an index of the financial statements filed in this report:

Consolidated Financial Statements
                                                                       Page
                                                                       ----

Independent Auditors' Report - KPMG LLP...............................   37
Consolidated Balance Sheets as of December 31, 1999
  and December 31, 1998...............................................   38
Consolidated Statements of Income for the years ended
  December 31, 1999, December 31, 1998 and December 31, 1997..........   39
Consolidated Statements of Comprehensive Income for the years ended
  December 31, 1999, December 31, 1998 and December 31, 1997..........   40
Consolidated Statements of Changes in Shareholders' Equity for the
  years ended December 31, 1999, December 31, 1998 and
  December 31, 1997...................................................   41
Consolidated Statements of Cash Flow for the years ended December 31,
  1999, December 31, 1998 and December 31, 1997.......................   42
Notes to Consolidated Financial Statements............................   43

Information required in the schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission either is not applicable or is shown in the Consolidated Financial Statements or Notes thereto.

(b) Reports on Form 8-K
 No reports on Form 8-K were filed for the three months ended December 31, 1999.

(c) Exhibits
The exhibits listed below are filed or incorporated by reference, as part of this report pursuant to Item 601 of Regulation S-K.

                                                                  Sequentially
                                                                    Numbered
                                                                      Page
                                                                      ----
Exhibit
Number       Exhibit
--------     -------
2.1 (15)     Agreement and Plan of Merger dated October 18,
             1999, among Civic BanCorp, CivicBank of Commerce
             and East County Bank................................        -
3.1 (5)      Restated Articles of Incorporation of the Company...        -
3.2 (1)      Bylaws of the Company...............................        -
3.3 (2)      Amendment to Article Five of bylaws adopted January
             20, 1988                                                    -
3.4 (7)      Amendment to Article Four of the bylaws adopted
             July 15, 1992                                               -
4  (14)      Rights Agreement between Civic BanCorp and
             ChaseMellon Shareholder Services LLC dated as of
             November 8, 1996 including Form of Right
             Certificate attached thereto as Exhibit B...........        -

10.1 (1)*   1984 Stock Option Plan and Form of Stock Option
              Agreement..............................................        -
10.2 (2)*   Amendment to 1984 Stock Option Plan adopted November
              20, 1985                                                       -
10.3 (3)*   Amendment No. 2 to 1984 Stock Option Plan adopted
              February 18, 1988......................................        -
10.4 (3)*   Amendment No. 3 to 1984 Stock Option Plan adopted
              May 7, 1988.                                                   -
10.5 (7)*   Amendment No. 4 to 1984 Stock Option Plan adopted
              May 3, 1990.                                                   -
10.7 (6)    Lease for bank premises in Oakland dated December
              21, 1989 between Bank and Blue Cross of California
              as sublessor...........................................        -
10.10       Lease for Bank premises in Oakland dated April 13,
              1994 between Bank and Webster Street Partners, Ltd.,
              a California limited partnership, as lessor............        -
10.12*(8)   Employment agreement between the Bank and Herbert C.
              Foster dated December 31, 1992.........................        -
10.13*(9)   1994 Stock Option Plan...................................        -
10.14(10)   Servicing Rights and Servicing Contracts Purchase
              Agreement dated as of September 1, 1994 between
              the Bank and United National Mortgage Corporation......        -
10.15(12)   1995 Non-employee Director Stock Option Plan.............        -
10.16(13)   CivicBank of Commerce Profit Sharing Retirement Plan
21          List of Subsidiaries.....................................
23.1        Consent of KPMG LLP as to incorporation by reference
              of report on financial statements in Form S-8..........
27          Financial Data Schedule..................................

            *  Management contract, compensation plan or arrangement
________________________________________________________________________________

(1)         Incorporated by reference from the exhibits included with the
              Form S-1 Registration Statement (Registration Number 2-91493) previously filed with the Commission.
(2)         Incorporated by reference from the exhibits included with the Annual
              Report on Form 10-K for the year ended December 31, 1985, previously filed with the Commission.
(3)         Incorporated by reference from the exhibits included with the
              Company's Form S-8 Registration Statement (Registration Number 33-15783) filed with the Commission on July 13, 1988.
(4)         Incorporated by reference from the exhibits included with the Annual
              Report on Form 10-K for the year ended December 31, 1986, previously filed with the Commission.
(5)         Incorporated by reference from the exhibits included with the
              Company's S-2 Registration Statement (Registration Number 33-
            31355) filed with the Commission on October 3, 1989 .
(6)         Incorporated by reference from the exhibits included with the Annual
              Report on Form 10-K for the year ended December 30, 1989, previously filed with the Commission .
(7)         Incorporated by reference from the exhibits included with the Annual
              Report on Form 10-K for the year ended December 31, 1990, previously filed with the Commission.
(8)         Incorporated by reference from the exhibits included with the

            Annual Report on Form 10-K for the year ended December 31, 1992, previously filed with the Commission.
(9)       Incorporated by reference from the exhibits included with the Form S-8
            Registration Statement (Registration Number 33-82460) previously filed with the Commission.
(10)      Incorporated by reference from the exhibits included with the Form 8-K
            Current Report dated September 30, 1994.
(11)      Incorporated by reference from the exhibits included with the Form 8-K
            Current Report dated April 28, 1994.
(12)      Incorporated by reference from the exhibits included with the Form S-8
            Registration Statement (Registration Number 33-94566) previously filed with the commission.
(13)      Incorporated by reference from the exhibits included with the Form S-8
            Registration Statement (Registration Number 33-65309) previously filed with the commission.
(14)      Incorporated by reference from the exhibits included with the Form 8-A
            Rights Agreement (Registration Number 0-13287).
(15)      Incorporated by reference from the exhibits included with the quarterly report on Form 10-Q for the quarter ended September 30, 1999 previously filed with the commission.

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CIVIC BANCORP

                              By: /s/ Herbert C. Foster
                                  ---------------------
                                  Herbert C. Foster
                                  President and Chief Executive Officer

                              Date: March 15, 2000
                                    --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Herbert C. Foster               /s/ Gerald J. Brown
---------------------               -------------------
Herbert C. Foster                   Gerald J. Brown
President                           Chief Financial Officer and
Chief Executive Officer and         Principal Accounting Officer
Director


/s/ C. Donald Carr                  /s/ David L. Cutter
---------------------               ---------------------
C. Donald Carr, Director            David L. Cutter, Director


/s/ John W. Glenn                   /s/ John L Lindstedt
---------------------               ---------------------
John W. Glenn, Director             John L. Lindstedt, Director


/s/ Paul C. Kepler                  /s/ James C. Johnson
---------------------               ---------------------
Paul C. Kepler, Director            James C. Johnson, Director


/s/ Edward G. Mein                  /s/ Dale D. Reed
---------------------               ---------------------
Edward G. Mein, Director            Dale D. Reed, Director


/s/ Edward G. Roach                 /s/ Barclay Simpson
---------------------               ---------------------
Edward G. Roach, Director           Barclay Simpson, Director


                                    /s/ Wayne Doiguchi
Date:  March XX, 2000               ---------------------
       --------------               Wayne Doiguchi, Director

                         CIVIC BANCORP AND SUBSIDIARY
                         ----------------------------


                              TABLE  OF CONTENTS

                                                                       Page
                                                                       -----
Independent Auditors' Report                                             1

Consolidated Financial Statements:
  Balance Sheets as of December 31, 1999 and 1998                        2
  Statements of Income for the years ended December 31, 1999,
   1998 and 1997                                                         3
Statements of Comprehensive Income for the years ended December 31,
   1999, 1998 and 1997                                                   4
Statements of Changes in Shareholders' Equity for the years ended
   December 31, 1999, 1998 and 1997                                      5
Statements of Cash Flows for the years ended December 31, 1999,
   1998 and 1997                                                         6
Notes to Consolidated Financial Statements                               7

INDEPENDENT AUDITORS' REPORT
----------------------------

The Board of Directors
Civic BanCorp:

We have audited the accompanying consolidated balance sheets of Civic BanCorp and subsidiary (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Civic BanCorp and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

/S/ KPMG LLP



San Francisco, California
January 20, 2000

CIVIC BANCORP AND SUBSIDIARY
----------------------------


CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1999 AND 1998
(In Thousands Except Shares)
----------------------------

                                                                                    1999                       1998
                                                                           --------------------------------------------
ASSETS
------
Cash and due from banks                                                    $         12,205                    $ 15,276
Federal funds sold                                                                    7,500                      73,028
                                                                           --------------------------------------------
   Total cash and cash equivalents                                                   19,705                      88,304
Securities available for sale                                                        31,665                      30,869
Securities held to maturity (market value
   of $42,468 and $33,218, respectively)                                             43,416                      32,503
Other securities                                                                      2,126                       2,243
Loans:
   Commercial                                                                       173,124                     146,216
   Real estate-construction                                                          10,053                       7,648
   Real estate-other                                                                 85,470                      62,328
   Installment and other                                                             16,890                      17,019
                                                                           --------------------------------------------
   Total loans                                                                      285,537                     233,211
   Less allowance for loan losses                                                     4,850                       4,424
                                                                           --------------------------------------------
   Loans - net                                                                      280,687                     228,787
Interest receivable and other assets                                                  6,151                       5,316
Leasehold improvements and equipment - net                                            1,621                       1,558
                                                                           ____________________________________________
TOTAL ASSETS                                                               $        385,371                    $389,580
                                                                           --------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
LIABILITIES:
Deposits:
   Noninterest bearing                                                     $         65,277                    $ 71,417
   Interest-bearing:
     Checking                                                                        11,851                       6,231
     Money market                                                                   160,432                     139,851
     Time and savings                                                                97,154                     125,450
                                                                           --------------------------------------------
   Total deposits                                                                   334,714                     342,949
Accrued interest payable and other liabilities                                        4,453                       4,817
                                                                           --------------------------------------------
  Total liabilities                                                                 339,167                     347,766

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock no par value; authorized
   10,000,000 shares; none issued and outstanding                                         -                           -
Common stock no par value; authorized
   10,000,000 shares; issued and outstanding,
   4,674,411 and 4,666,202 shares,
    respectively                                                                     34,751                      32,723
Retained earnings, (subsequent to July 1, 1996
   date of quasi-reorganization, total deficit
   eliminated $5.5 million)                                                          11,701                       8,797
Accumulated other comprehensive (loss) income, net                                     (248)                        294
                                                                           --------------------------------------------
   Total shareholders' equity                                                        46,204                      41,814
                                                                           --------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $        385,371                    $389,580
                                                                           ============================================

See notes to consolidated financial statements.

CIVIC BANCORP AND SUBSIDIARY
----------------------------

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(In Thousands Except Shares and Per Share Amounts)
--------------------------------------------------

                                                               1999             1998             1997
                                                  -----------------------------------------------------
INTEREST INCOME:
Loans                                             $        24,421         $   22,412        $   21,390
Taxable investment securities                               3,556              2,878             3,622
Tax exempt securities                                         843                682               586
Federal funds sold                                          1,312              2,837               434
                                                  -----------------------------------------------------
Total Interest Income                                      30,132             28,809            26,032

INTEREST EXPENSE:
Deposits                                                    8,194              8,770             7,307
Other borrowings                                               23                  -                39
                                                  -----------------------------------------------------
Total Interest Expense                                      8,217              8,770             7,346
                                                  -----------------------------------------------------
NET INTEREST INCOME                                        21,915             20,039            18,686
Provision for loan losses                                     315                150               100
                                                  -----------------------------------------------------
Net Interest Income After
  Provision for Loan Losses                                21,600             19,889            18,586

NON-INTEREST INCOME:
Customer service fees                                         971                764               814
Disposition of client warrants                                333                  -                 -
Gain on sale of other assets held for sale                     67                915                65
Other                                                         156                103               115
                                                  -----------------------------------------------------
Total Non-Interest Income                                   1,527              1,782               994

NON-INTEREST EXPENSE:
Salaries and employee benefits                              8,330              7,550             6,902
Occupancy                                                   1,113              1,084             1,037
Equipment                                                   1,044                866               887
Data processing services                                      403                363               334
Telephone and postage                                         349                325               308
Consulting fees                                               295                265               180
Marketing                                                     248                262               189
Legal fees                                                    192                238               280
Goodwill and core deposit amortization                        168                193               230
FDIC insurance                                                 39                 33                31
Foreclosed asset expense                                        1                  8               175
Other                                                       1,479              1,324             1,367
                                                  -----------------------------------------------------
Total Non-Interest Expense                                 13,661             12,511            11,920
                                                  -----------------------------------------------------

INCOME BEFORE INCOME TAXES                                  9,466              9,160             7,660
Income tax expense                                          3,616              3,650             2,935
                                                  -----------------------------------------------------
NET INCOME                                        $         5,850         $    5,510        $    4,725
                                                  -----------------------------------------------------

NET INCOME PER COMMON SHARE - BASIC               $          1.24         $     1.15        $     0.98
                                                  -----------------------------------------------------
NET INCOME PER COMMON SHARE - DILUTED             $          1.21         $     1.10        $     0.93
                                                  -----------------------------------------------------

Weighted average shares outstanding used
  to compute basic net income per common share          4,713,181          4,792,098         4,847,959
Dilutive effects of stock options                         138,722            235,481           232,013
                                                  -----------------------------------------------------
Total diluted weighted average shares outstanding
  used to compute diluted net income per common
  share                                                 4,851,903          5,027,579         5,079,972
                                                  =====================================================



See notes to consolidated financial statements.

CIVIC BANCORP AND SUBSIDIARY
----------------------------

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(In thousands)
--------------

                                                                    1999                1998                   1997
                                                           ----------------------------------------------------------
Net Income                                                        $5,850              $5,510                 $4,725

Other Comprehensive Income:
Change in unrealized gain / (loss) on securities                    (903)                 71                    141
 available for sale
Income tax (benefit) expense related to unrealized
 gain / (loss) on securities available for sale                      361                 (28)                   (58)
                                                         ------------------------------------------------------------
Other Comprehensive Income                                          (542)                 43                     83
                                                         ------------------------------------------------------------
COMPREHENSIVE INCOME                                              $5,308              $5,553                 $4,808
                                                         ============================================================

See notes to consolidated financial statements
--------------------------------------------------------------------------------

CIVIC BANCORP AND SUBSIDIARY
----------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(In Thousands Except Shares)
------------------------------------------------------------------------------------------------------------------------------

                                                                                                   ACCUMULATED
                                                                                                      OTHER
                                                           COMMON STOCK             RETAINED      COMPREHENSIVE
                                                     SHARES          AMOUNT         EARNINGS      INCOME (LOSS)        TOTAL
                                                   ----------     -----------     ------------   ---------------     ---------
Balance, January 1, 1997                           4,431,895         $31,739         $ 2,240             $  168       $34,147
  Stock options exercised                             47,571             308                                              308
  Tax benefit of stock options exercised                                 119                                              119
  Stock repurchased                                  (79,100)           (994)                                            (994)
  5% stock dividend                                  219,402           3,675          (3,678)                              (3)
  Recognition of net deferred tax assets
    originating prior to quasi-reorganization                            302                                              302
  Net Income                                                                           4,725                            4,725
  Net unrealized gain on securities
    available for sale                                                                                       83            83
                                                -----------------------------------------------------------------------------
Balance, December 31, 1997                         4,619,768          35,149           3,287                251        38,687
  Stock options exercised                             64,234             406                                              406
  Tax benefit of stock options exercised                                  49                                               49
  Stock repurchased                                 (240,000)         (3,859)                                          (3,859)
  Recognition of net deferred tax assets
    originating prior to quasi-reorganization                            978                                              978
  Net Income                                                                           5,510                            5,510
  Net unrealized gain on securities
    available for sale                                                                                       43            43
                                                -----------------------------------------------------------------------------
Balance, December 31, 1998                         4,444,002          32,723           8,797                294        41,814
  Stock options exercised                            132,572             825                                              825
  Tax benefit of stock options exercised                                 105                                              105
  Stock repurchased                                 (128,600)         (1,845)                                          (1,845)
  5% stock dividend                                  226,437           2,943          (2,946)                              (3)
  Net Income                                                                           5,850                            5,850
  Net unrealized (loss) on securities
    available for sale                                                                                     (542)         (542)
                                                -----------------------------------------------------------------------------
Balance, December 31, 1999                         4,674,411         $34,751         $11,701              $(248)      $46,204
                                                -----------------------------------------------------------------------------

CIVIC BANCORP AND SUBSIDIARY
----------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(In Thousands)
--------------

                                                                                    1999                1998                1997
                                                                                 -------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $   5,850            $  5,510            $  4,725
  Adjustments to reconcile net income to
    net cash provided by operating activities:
       Provision for loan losses                                                       315                 150                 100
       Depreciation and amortization                                                 1,247               1,015               1,105
       Gain on sale of foreclosed assets and assets
       available for sale                                                              (67)               (915)                (65)
      Increase (decrease) in deferred loan fees                                        137                  (8)                 75
  Change in other assets and liabilities:
        Increase in interest receivable and other assets                              (321)               (132)               (221)

       (Increase) decrease in accrued interest payable and other liabilities           580)              1,672               2,061

                                                                                 -------------------------------------------------
Net cash provided by operating activities                                            6,581               7,292               7,780
                                                                                 -------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                (691)               (638)               (547)
  Paydown on assets held for sale                                                        -                 406                 232
  Proceeds from sales of foreclosed assets                                              67               3,492               1,746
  Net increase in loans                                                            (52,352)             (2,781)            (51,135)
  Expenditures on foreclosed assets                                                      -                 (62)                  -
  Activity in securities held to maturity:
        Proceeds from maturing securities                                              355              14,029              16,028
        Purchases of securities                                                    (11,327)            (19,513)             (2,232)
  Activity in securities available for sale:
        Proceeds from maturing securities                                           14,000                   -                   -
        Purchases of securities                                                    (15,974)                  -              (4,382)
                                                                                 -------------------------------------------------
Net cash used in investing activities                                              (65,922)             (5,067)            (40,290)
                                                                                 -------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                                                825                 406                 308
Common stock repurchased                                                            (1,845)             (3,859)               (994)
Cash paid in lieu of fractional shares                                                  (3)                  -                  (3)
Net (decrease) increase in deposits                                                 (8,235)             59,799              16,703
                                                                                 -------------------------------------------------
Net cash (used in) provided by financing activities                                 (9,258)             56,346              16,014
                                                                                 -------------------------------------------------

Net  (Decrease) Increase in Cash and Cash Equivalents                              (68,599)             58,571             (16,496)
Cash and Cash Equivalents at Beginning of Period                                    88,304              29,733              46,229
                                                                                 -------------------------------------------------
Cash and Cash Equivalents at End of Period                                        $ 19,705            $ 88,304            $ 29,733
                                                                                  ================================================

Cash Paid during period for:
  Interest                                                                        $  8,581            $  8,235            $  7,001
  Income taxes                                                                       3,490               2,631               2,426
Transfer from retained earnings to
    common stock due to stock dividend                                               2,943                   -               3,675
Loans transferred to other real estate owned                                             -               2,478                 758

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

     On October 18, 1999, The Company and the Bank entered into an Agreement and Plan of Merger with East County Bank of Antioch, California. Under the Agreement, East County Bank would be merged with and into CivicBank of Commerce. In addition to it's main office, East County Bank has branches in Concord and Walnut Creek and a loan production office in Sacramento. As of December 31, 1999, East County bank had total assets of $80.7 million, (unaudited). CivicBank of Commerce will pay approximately $14.6 million in cash to acquire East County Bank. The acquisition is expected to close in the first quarter of 2000.

     Principles of consolidation - The consolidated financial statements include
     ---------------------------
     the accounts of BanCorp and Bank. All material intercompany transactions and accounts have been eliminated in consolidation.

     Cash and cash equivalents - Cash and cash equivalents include cash on hand,
     -------------------------
     amounts due from banks and federal funds sold with original maturities less than 90 days.

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

     Other securities include stock in the Federal Reserve Bank and Federal Home Loan Bank, and are carried at cost which approximates market.

     The Company does not engage in trading activities.

     Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. A decline in the market value of a security deemed other than temporary would result in a charge to earnings and the establishment of a new cost basis for the security.

     Loans - Loans are stated at the principal amount outstanding, reduced by
     -----
     the allowance for loan losses and unamortized loan origination and commitment fees, net of loan origination costs. Interest on loans is calculated by using the simple interest method on the daily balance of the principal amount outstanding.

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

     All nonrefundable loan origination fees and commitment fees, net of related costs, are deferred and amortized over the term of the loan, or until the loan is sold, as an adjustment to the yield of the related loan. At December 31, 1999 and 1998, the amount of unamortized loan fees were approximately $773,000 and $636,000, respectively.

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

     Leasehold improvements and equipment - Leasehold improvements and equipment
     ------------------------------------
     are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expenses are computed on a straight line basis over the shorter of the estimated useful lives of the assets or the lease terms (generally 2-5 years). Costs of improvements are capitalized, and maintenance, repairs and minor improvements are expensed as incurred.

     Intangibles - Goodwill is amortized on a straight-line basis over fifteen
     -----------
     years. The portion of the acquisition cost allocated to values associated with acquired deposits is being amortized on an accelerated method over ten years. Management assesses the value of its intangibles for other than temporary impairment. If impaired, recoverability of the asset is assessed based on expected undiscounted cash flows.

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

     Stock Compensation Plans - Statement of Financial Accounting Standards
     ------------------------
     (SFAS) No.123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Corporation's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Corporation has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. The pro forma disclosures include the effects of all awards granted on or after January 1, 1995.

     Net income per common share - Basic earnings per share represents income
     ---------------------------
     available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as an adjustment to income that would result from the assumed issuance. Additionally, weighted average shares outstanding and per share amounts for all periods presented have been adjusted to give effect for 5% stock dividends paid in November 1997 and April 1999. There were no stock dividends in 1998.

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

     Shareholder Rights Plan - The Company has outstanding one preferred share
     -----------------------
     purchase right, (a "Right"), for each outstanding share of common stock. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of series A Junior Participating Preferred Stock, no par value, of the Company at a price of $35.00 per one one-hundredth of a Preferred Share, subject to the provisions of the Shareholder Rights Plan.

     Segment Reporting - Management approaches the Company's principal
     -----------------
     subsidiary, the Bank, as one business enterprise which operates in a single economic environment, since the products and services, types of customers and regulatory environment all have similar economic characteristics.

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

     New Accounting Pronouncements - In June 1999, the FASB issued SFAS No.
     -----------------------------
     137, "Accounting for Derivative Financial Instruments and Hedging Activities -Deferral of Effective Date of FASB Statement No. 133." Statement No. 137 defers the effective date of Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" for one year. Statement No. 133 is now effective for fiscal quarters of fiscal years beginning after June 15, 2000. This statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For instruments existing at the date of adoption, Statement No. 133 provides an entity with the option of not applying this provision to hybrid instruments entered into before January 1, 1998 and not modified substantially thereafter. Consistent with the deferral of the effective date for one year, Statement No. 137 provides an entity the option of not applying this provision to hybrid instruments entered into before January 1, 1998 or 1999 and not modified substantially thereafter. The Company has not completed its evaluation of the impact of SFAS 133 as amended on the Company's consolidated financial statements. The Company expects to adopt this statement on January 1, 2001.

     Reclassifications - Certain 1998 and 1997 amounts have been reclassified to
     -----------------
     conform with the 1999 presentation.

2.   SECURITIES

     The amortized cost and estimated market values of securities available for sale, securities held to maturity and other securities as of December 31, 1999 and 1998 are summarized as follows (in thousands):


                                                                       Securities Available for Sale
                                                   ----------------------------------------------------------------
                                                   Amortized       Unrealized         Unrealized            Market
                                                        Cost             Gain               Loss             Value
                                                   ----------------------------------------------------------------
     December 31, 1999:
     U.S. Treasury obligations                       $ 8,003            $  12           $     -            $ 8,015
     U.S. agency securities                           24,075                -              (425)            23,650
                                                   ----------------------------------------------------------------
     Total                                           $32,078            $  12           $  (425)           $31,665
                                                   ================================================================

     December 31, 1998:
     U.S. Treasury obligations                       $12,013            $ 215           $     -            $12,228
     U.S. agency securities                           18,366              275                 -             18,641
                                                   ----------------------------------------------------------------
     Total                                           $30,379            $ 490           $     -            $30,869
                                                   ================================================================
                                                                       Securities Held to Maturity
                                                   ----------------------------------------------------------------
                                                   Amortized       Unrealized         Unrealized            Market
                                                        Cost             Gain               Loss             Value
                                                   ----------------------------------------------------------------
     December 31, 1999:
     U.S. agency securities                          $24,277            $   -           $  (504)           $23,773
     Collateralized mortgage obligations                  34                1                 -                 35
     Municipal securities                             19,105               60              (505)            18,660
                                                   ----------------------------------------------------------------
     Total                                           $43,416            $  61           $(1,009)           $42,468
                                                   ================================================================
     December 31, 1998:
     U.S. agency securities                          $16,290            $ 131           $   (21)           $16,400
     Collateralized mortgage obligations                  61                3                 -                 64
     Municipal securities                             16,152              627               (25)            16,754
                                                   ----------------------------------------------------------------
     Total                                           $32,503            $ 761           $   (46)           $33,218
                                                   ================================================================

                                                                       Other Securities
                                                   ----------------------------------------------------------------
                                                   Amortized       Unrealized        Unrealized             Market
                                                        Cost             Gain              Loss              Value
                                                   ----------------------------------------------------------------
     December 31, 1999:
     Federal Reserve Bank stock                      $   931            $   -           $     -            $   931
     Federal Home Loan Bank stock                      1,195                -                 -              1,195
                                                   ----------------------------------------------------------------
     Total                                           $ 2,126            $   -           $     -            $ 2,126
                                                   ================================================================
     December 31, 1998:
     Federal Reserve Bank stock                      $ 1,227            $   -           $     -            $ 1,227
     Federal Home Loan Bank stock                      1,016                -                 -              1,016
                                                   ----------------------------------------------------------------
     Total                                           $ 2,243            $   -           $     -            $ 2,243
                                                   ================================================================

     Total securities required and pledged under state regulation to secure certain deposits and for other purposes amounted to approximately $7,976,000 and $8,246,000 at December 31, 1999 and 1998, respectively.

     The amortized cost and estimated market values of securities at December 31, 1999 by contractual maturity are shown below (in thousands). Expected maturities will differ from contractual maturities as certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          1999
                                             --------------------------
                                                 Amortized     Market
                                                    Cost        Value
                                             --------------------------
     Securities available for sale:
     Within one year                              $16,108       $16,136
     After one year but within five years          15,970        15,529
                                             --------------------------
     Total                                        $32,078       $31,665
                                             ==========================

     Securities held to maturity:
     Within one year                              $     -       $     -
     After one year but within five years          29,240        28,745
     After five years but within ten years          9,053         8,975
     After ten years                                5,123         4,748
                                             --------------------------
     Total                                        $43,416       $42,468
                                             --------------------------

3.   ALLOWANCE FOR LOAN LOSSES
     The activity in the allowance for loan losses for the years ended December 31, 1999, 1998 and 1997 is summarized as follows:

     (In Thousands)                           1999      1998         1997
                                            -------------------------------
     Balance, beginning of year             $4,424     $4,351       $ 4,969
     Provision charged to expense              315        150           100
     Loans charged off                        (804)      (834)       (1,246)
     Recoveries                                915        757           528
                                            -------------------------------
     Balance, end of year                   $4,850     $4,424       $ 4,351
                                            ===============================


     At December 31, 1999 and 1998, the recorded investment in loans considered to be impaired is as follows:


     (In thousands)                                      1999       1998
                                                        -----------------
     Loans supported by collateral                      $ 504       $  82
     Loans not supported by collateral                    128         126
                                                        -----------------
     Non-accrual  loans                                   632         208
                                                        =================
     Related allowance for non-collateralized loans       122          10
                                                        =================


     For the years ended December 31, 1999, 1998 and 1997 the average recorded investment in impaired loans was $528,000, $1,796,000 and $3,943,000, respectively. There was no interest income recognized on impaired loans for those years, however, if interest income had been accrued under the original terms of the loans, such income would have approximated $91,000, $224,000 and $486,000 for 1999, 1998 and 1997, respectively.

4.   LEASEHOLD IMPROVEMENTS AND EQUIPMENT

     A summary of leasehold improvements and equipment as of December 31, 1999 and 1998 is as follows:


     (In Thousands)                                    1999           1998
                                                      ---------------------
     Leasehold improvements                           $1,147         $1,069
     Furniture and fixtures                            1,084            970
     Equipment                                         3,566          3,066
                                                      ---------------------
                                                       5,797          5,105
     Less accumulated depreciation                     4,176          3,547
                                                      ---------------------
     Leasehold improvements and equipment, net        $1,621         $1,558
                                                      =====================


     Depreciation expense was $628,000, $515,000 and $575,000 for the years ended December 31, 1999, 1998 and 1997.

5.   OTHER ASSETS

     A summary of interest receivable and other assets as of December 31, 1999 and 1998 is as follows:

                                                        1999        1998
                                                       ------------------
     (In Thousands)
     Interest receivable                               $3,073      $2,576
     Intangible assets                                    607         775
     Deferred tax asset                                 1,998       1,466
     Prepaid expense and other assets                     473         499
                                                       ------------------
     Total interest receivable and other assets        $6,151      $5,316
                                                       ==================


     Amortization expense relative to intangible assets was $168,000, $193,000, and $230,000 for the years ended December 31, 1999, 1998 and 1997.

6.   DEPOSITS

     The aggregate amount of time certificates of deposit in denominations of $100,000 or more was $72,244,000 and $99,898,000 at December 31, 1999 and
     1998. Interest expense incurred on certificates of deposit in denominations of $100,000 or more was approximately $3,605,000, $4,168,000 and $2,936,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Time deposits in denominations of $100,000 or more in excess of one year at December 31, 1999 are $174,000 and mature within 3 years.

7.   STOCK OPTIONS

     BanCorp has a stock option plan which provides for incentive stock options
     (ISO) and nonqualified stock options. The plan was amended in 1998 to increase the shares available for grant to 979,125. In 1995, the Company adopted the Non-Employee Director Stock Option Plan which reserved 115,500 shares of the 1994 Stock Option Plan for grants to eligible directors. The Non-Employee Director Plan was amended in 1999 to increase the shares reserved for directors to 173,775. Outstanding options for the purchase of common shares, which expire at various dates through 2009, have been granted under the plan at prices ranging from $5.10 to $17.86 per share (restated for stock dividends). These prices correspond to the market value of the stock on the dates the options were granted. The plan provides that the right to exercise options vests at the discretion of the plan committee on the date of grant which is generally 20% per year over 5 years. Options generally expire within ten years of the date of grant.

     Option activity is summarized below:

                                                              1999                    1998                       1997
                                                        ----------------------------------------------------------------------
                                                                      Weighted                Weighted                Weighted
                                                                       Average                Average                 Average
                                                                      Exercise                Exercise                Exercise
                                                            Shares      Price      Shares      Price       Shares      Price
                                                        ----------------------------------------------------------------------
     Shares under option at beginning of year              491,576     $ 8.78      471,443     $ 6.89      419,562     $ 5.78
     Options granted                                       150,301      13.17      101,640      15.68      125,354      10.39
     Options exercised                                    (133,043)      6.03      (64,993)      6.05      (51,559)      5.98
     Options cancelled                                     (38,870)     11.03      (16,514)      7.99      (21,914)      7.70
                                                        ----------------------------------------------------------------------
     Shares under option at end of year                    469,964      10.78      491,576       8.78      471,443       6.89
                                                        ======================================================================
     Options exercisable                                   223,773       8.76      278,124       7.12      265,045       6.06
                                                        ======================================================================

     Weighted-average fair value of
     options granted during the periods
     at exercise prices equal to market
     price at grant date                                 $    7.06                $   7.35                $   5.29
                                                        ==========                ========                ========

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                   Options Outstanding              Options Exercisable
                            -----------------------------------   ------------------------
                                           Weighted
                                            Average    Weighted                   Weighted
                                           Remaining   Average                    Average
     Range of                  Number     Contractual  Exercise      Number       Exercise
     Exercise Prices        Outstanding      Life       Price      Exercisable     Price
     ----------------------------------------------------------   ------------------------
     $ 5.10 - $ 6.47            123,615          2.88  $   5.05       110,563      $ 5.51
     $ 6.57 - $ 9.71             33,920          3.79      6.83        24,108        6.81
     $ 9.98 - $14.52            249,079          7.83     12.41        61,172       11.58
     $15.63 - $17.86             63,350          6.67     16.78        27,930       17.17
     ----------------------------------------------------------   -----------------------
     $ 5.10 - $17.86            469,964          6.08  $  10.78       223,773      $ 8.76
                            ===================================   =======================

     The Company has elected to continue with the intrinsic value method and accordingly does not recognize compensation cost equal to the value of the stock options. If the Company had elected to recognize compensation cost based on the fair value of the options granted net income and earnings per share would have been reduced to the pro forma amounts in the following table:

     (Dollars in thousands)
                                                      1999          1998          1997
                                                  --------------------------------------
     Net income - as reported                        $5,850        $5,510        $4,725
     Net income - pro forma                          $5,498        $5,245        $4,526

     Basic income per share - as reported            $ 1.24        $ 1.15        $ 0.98
     Basic income per share - pro forma              $ 1.17        $ 1.09        $ 0.93

     Diluted income per share - as reported          $ 1.21        $ 1.10        $ 0.93
     Diluted income per share - pro forma            $ 1.13        $ 1.04        $ 0.89

     The fair value of each option grant is estimated on the date of vesting using the Black-Scholes option-pricing model with the following assumptions:

                                                1999             1998           1997
                                           ------------------------------------------
     Expected dividend yield                       0%               0%             0%
     Expected stock price volatility           29.52%           29.52%         29.52%
     Risk-free interest rate               6.09-6.68%       4.71-4.87%     5.73-5.88%
     Weighted average expected
      life of options                      7.50 years       7.50 years     7.50 years

8.   REGULATORY MATTERS

     BanCorp is subject to regulation under the Bank Holding Company Act of 1956 and to regulation by the Federal Reserve Board. The regulations require the maintenance of cash reserve balances at the Federal Reserve Bank for transaction accounts. The average reserve requirement for the Bank was $746,000 and $2,824,000 for the years ended December 31, 1999 and 1998, respectively.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that BanCorp and the Bank met all capital adequacy requirements to which they are subject.

     As of December 31, 1999, the most recent notification from the Federal Reserve Bank of San Francisco categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The Company's actual capital amounts and ratios are also presented in the following table:

                                                                                                 Minimum Capital
                                                                                                Requirements To Be
                                                                                             Considered Well Capitalized
                                                                        Minimum                Under Prompt Corrective
                                                  Actual            Capital Requirements          Action Provisions
                                         -----------------------  -----------------------   ------------------------------
                                            Amount      Ratio        Amount      Ratio         Amount            Ratio
                                         -----------  ----------  -----------  ----------   -------------    -------------
     As of December 31, 1999:

      Total Capital
       (to Risk Weighted Assets)         $  50,070       14.48%     $ 27,666      8.00%        $ 34,582          10.00%

      Tier 1 Capital
       (to Risk Weighted Assets)            45,741       13.23%       13,833      4.00%          20,749           6.00%

      Tier 1 Capital
       (to Average Assets)                  45,741       11.80%       15,505      4.00%          19,381           5.00%

     As of December 31, 1998:

      Total Capital
       (to Risk Weighted Assets)         $  44,381       15.39%     $ 23,070      8.00%        $ 28,837          10.00%

      Tier 1 Capital
       (to Risk Weighted Assets)            40,766       14.14%       11,535      4.00%          17,302           6.00%

      Tier 1 Capital
       (to Average Assets)                  40,766       10.20%       15,987      4.00%          19,984           5.00%

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

     The following is a summary of the related expenses for the years ended December 31, 1999, 1998 and 1997, which are included in salaries and employee benefits.

     (In Thousands)                               1999      1998     1997
                                               ----------------------------
     401(k) salary deferral component           $  178    $  159   $  143
     Profit sharing component                      234       220      127
                                               ----------------------------
                                                $  412    $  379   $  270
                                               ============================

10.  INCOME TAXES

     Total income taxes for the years ended December 31, 1999, 1998 and 1997 were recorded as follows:

     (In Thousands)                                                                  1999         1998         1997
                                                                                   ----------------------------------
     Income taxes applicable to income before income tax expense                   $ 3,616     $ 3,650      $ 2,935
     Tax benefit of stock options exercised
       recorded in shareholders' equity                                               (105)        (49)        (119)
     Tax effect of the change in net unrealized gain (loss)
       on investment securities recorded in shareholders' equity                      (361)         28           58
     Recognition of net deferred tax assets originating prior to
       quasi-reorganization recorded in shareholders' equity                             -        (978)        (302)
                                                                                   --------------------------------
     Income taxes net of shareholders' equity adjustments                          $ 3,150     $ 2,595      $ 2,572
                                                                                   ================================

     The provision for income taxes reflected in the consolidated statements of income for the years ended December 31, 1999, 1998 and 1997 is as follows:

     (In Thousands)                        1999          1998           1997
                                        -------------------------------------
     Current provision (benefits):
      Federal                           $ 2,815       $ 2,624         $ 1,967
      State                                 776           734             500
                                        -------------------------------------
       Total                              3,591         3,358           2,467
     Deferred
      Federal                                30           194             295
      State                                  (5)           98             173
                                        -------------------------------------
       Total                            $ 3,616       $ 3,650         $ 2,935
                                        =====================================

     The temporary differences which created deferred tax assets and liabilities are detailed below:


(In Thousands)                                                            1999             1998              1997
                                                                     --------------------------------------------
Deferred tax assets:
    Loan loss and foreclosed asset
      allowances not currently deductible                               $1,092           $  941            $1,026
    Deferred rent                                                           33               43                52
    Deferred loan fees                                                      50               75               101
    Core deposits                                                          238              294               339
    Book over tax depreciation                                             228              188               154
    Other write-downs                                                        -               39               189
    Accrued Payables                                                       263              234                 -
    State tax                                                              252              267               170
    Net unrealized loss on securities available for sale                   165                -                 -
                                                                     --------------------------------------------
    Gross deferred tax asset                                             2,321            2,081             2,031
    Valuation Allowance                                                      -                -              (978)
                                                                     --------------------------------------------
    Total deferred tax asset                                            $2,321           $2,081            $1,053
                                                                     --------------------------------------------
Deferred tax liabilities:
    Net unrealized gain on securities available for sale                     -             (196)             (168)

    Leases                                                                (118)               -                 -
    Other                                                                  (40)             (58)              (76)
                                                                     --------------------------------------------
    Total deferred tax liability                                          (158)            (254)             (244)
                                                                     --------------------------------------------
Net Deferred Tax Asset                                                  $2,163           $1,827            $  809
                                                                     --------------------------------------------

     Management periodically reevaluates the realizability of the deferred tax assets and adjusts the valuation allowance so that the resulting level of net deferred tax assets will more likely than not be realized. As of December 31, 1999, management estimates that the Company will more likely than not realize the $2,163,000 net deferred tax asset. Accordingly, no valuation allowance has been provided for at December 31, 1999. In 1998 and 1997, $978,000 and $302,000, respectively, of deferred tax benefits were recognized in shareholders' equity as a result of reductions in the valuation allowance in each of these years. These tax benefits originated prior to the quasi-reorganization that took place on July 1, 1996.

     Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary from amounts shown on the tax return as filed. Accordingly, the variances from amounts reported for 1998 and 1997 are primarily the result of adjustments to conform to the 1998 and 1997 filed tax returns.

     The effective tax rate differs from the federal statutory income tax rate for the years ended December 31, 1999, 1998 and 1997 as follows:

                                              1999          1998         1997
                                           ------------------------------------
Federal statutory income tax rate               34%           34%          34%
State franchise tax, less federal
  income tax effect                              5%            6%           6%
Tax-exempt income                               (3%)          (2%)         (2%)
Other permanent differences                      2%            2%           -
                                           ------------------------------------
Effective income tax rate                       38%           40%          38%
                                           ====================================

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

     The activity is summarized as follows for the years ended December 31, 1999 and 1998:

(In Thousands)                                1999            1998
                                          --------------------------
Balance, beginning of year                  $  1,307        $ 1,544
Loan proceeds disbursed                        1,461          1,702
Loan repayments                               (1,960)        (1,939)
                                          --------------------------
Balance, end of year                        $    808        $ 1,307
                                          --------------------------

12.  COMMITMENTS, CONTINGENCIES AND OFF BALANCE SHEET RISK

     The Bank is involved in legal actions arising from normal business activities. Management, upon the advice of legal counsel handling such actions, believes that the ultimate resolution of these actions will not have a material adverse effect on the financial position of BanCorp.

     In the normal course of business, to meet the financing needs of its customers and manage its own exposure to fluctuations in interest rates, the Bank is a party to financial instruments, including commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of these instruments, which are not included in the consolidated balance sheets, are an indicator of the extent of the Company's activities in particular classes of financial instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Bank controls the credit risk of these transactions through credit approvals, limits and monitoring procedures, and generally requires collateral or other security to support commitments to extend credit. The Bank's exposure to credit loss is usually limited to amounts funded or drawn. A summary of these financial instruments at December 31, 1999 and 1998 follows:

(In Thousands)                                  1999            1998
                                             ----------      ----------
Commitments to extend credit                 $  166,880      $  148,827
Standby letters of credit                    $   10,859      $    2,263

13.  OPERATING LEASES

     BanCorp and the Bank lease their banking and office facilities under noncancelable operating leases. These leases expire from October 2000 to December 2006. Certain leases contain options to extend. Rental expense for the years ended December 31, 1999, 1998 and 1997 was $1,088,000, $1,055,000, and $1,003,000, respectively.

     Total future minimum rental payments under these operating leases at December 31, 1999 are as follows:


     (Dollars In Thousands)
     Year ending December 31:
          2000                             $  1,187
          2001                                1,071
          2002                                1,073
          2003                                1,069
          2004                                  716
          Later Years                           868
                                          ---------
     Total Future Minimum Rentals          $  5,984
                                          ---------


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

     The summary of these financial instruments and their related fair values at December 31, 1999 and 1998 are as follows:



     (In Thousands)                                   1999                             1998
                                             ---------------------------------------------------------
                                             Carrying       Estimated         Carrying      Estimated
                                              Amount        Fair Value         Amount       Fair Value
                                             ---------------------------------------------------------
     Assets:
       Cash and cash equivalents             $  19,705      $   19,705       $  88,304      $  88,304
       Securities available for sale            31,665          31,665          30,869         30,869
       Securities held to maturity              43,416          42,468          32,503         33,218
       Other Securities                          2,126           2,126           2,243          2,243
       Loans                                   280,687         279,737         228,787        228,838
     Liabilities:
       Noninterest-bearing deposits             65,277          65,277          71,417         71,417
       Interest-bearing deposits               269,437         269,357         271,532        271,737

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

     Commitments to extend credit and standby letters of credit - The fair value of commitments and standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. Management estimates that the estimated fair value of commitments to extend credit and standby letters of credit is not significant. The Bank may structure variable rate loans to include embedded interest rate floors. Such floors are designed to mitigate interest rate risk to the Bank in a declining interest rate environment. As of December 31, 1999, the Bank had outstanding loans totaling approximately $22,000,000 that were subject to interest rate floors.

15.  FINANCIAL STATEMENTS OF CIVIC BANCORP (parent company only)
     The condensed financial statements of Civic BanCorp (parent company only) are presented below (in thousands):

BALANCE SHEET
As of December 31, 1999 and 1998


                                                                   1999                      1998
                                                             ----------------------------------------
ASSETS

Cash on deposit with Bank subsidiary                          $      170                  $     286
Other assets                                                           -                      2,667
Investment in Bank at equity in underlying assets                 46,040                     39,068
                                                             ----------------------------------------
Total assets                                                  $   46,210                  $  42,021
                                                             ========================================
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities                                                   $        6                  $     207
Shareholders' equity                                              46,204                     41,814
                                                             ----------------------------------------
Total liabilities and shareholders' equity                    $   46,210                  $  42,021
                                                             ========================================

STATEMENTS OF INCOME
For the Years Ended December 31, 1999, 1998 and 1997

                                                     1999                1998                1997
                                                 ---------------------------------------------------
Dividend From Bank Subsidiary                     $   1,000           $   3,000          $   1,500
Interest income                                          26                  26                 35
Gain on Disposal of Warrants                            333                   -                  -
Less administration expense                             206                 111                117
                                                 ---------------------------------------------------
Income from operations                                1,153               2,915              1,418
Income Taxes                                             94                   -                  -
Equity in income of Bank                              4,791               2,595              3,307
                                                 ---------------------------------------------------
Net income                                        $   5,850           $   5,510          $   4,725
                                                 ===================================================

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1999, 1998 and 1997

                                                                1999              1998              1997
                                                           -----------------------------------------------
Cash flows from operating activities:
 Net income                                                   $ 5,850            $ 5,510           $ 4,725
 Adjustments to reconcile net income
  to cash used in operating activities:
  Equity in undistributed net income of Bank                   (5,791)            (5,595)           (4,807)
  Contributed Capital                                            (168)                 -                 -
  Change in assets and liabilities                                 16                (23)               15
                                                           -----------------------------------------------
Net cash used in operating activities                             (93)              (108)              (67)
                                                           -----------------------------------------------

Cash flows from financing activities:
Dividends received from subsidiary bank                         1,000              3,000             1,500
Cash  paid in lieu of fractional shares                            (3)                 -                (3)
Stock repurchase                                               (1,845)            (3,859)             (994)
Proceeds from exercise of stock options                           825                406               308
                                                           -----------------------------------------------
Net cash used in financing activities                             (23)              (453)              811
                                                           -----------------------------------------------

Net (decrease) increase in cash                                  (116)              (561)              744

Cash at beginning of year                                         286                847               103
                                                           -----------------------------------------------
Cash at end of year                                           $   170            $   286           $   847
                                                           -----------------------------------------------

Cash paid during period for income taxes:                     $    94            $     -           $     -
