Form 10-Q
period 2000-03-31
CIVIC BANCORP
filed 2000-05-15
CIK 747205

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000
                                                --------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to __________

                          Commission File No. 0-13287

                                 CIVIC BANCORP
                        2101 Webster Street, 14th Floor
                               Oakland, CA 94612
                                (510) 836-6500

Incorporated in California                    I.R.S. Employer Identification No.
                                                           68-0022322


The number of shares of common stock outstanding as of the close of business on April 1, 2000:

          Class                           Number of Shares Outstanding
          -----                           ----------------------------

       Common Stock                                 4,953,533

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes    X         No ______
                                              -------

                                 CIVIC BANCORP
                                      AND
                                  SUBSIDIARY

Index to Form 10-Q                                                               Page Number
                                                                                 -----------
PART I. Item 1.     Financial Statements

                    Consolidated Balance Sheets
                    March 31, 2000, March 31, 1999
                    and December 31, 1999                                             3

                    Consolidated Statements of Income -
                    Three Months Ended March 31, 2000 and
                    March 31, 1999                                                    4

                    Consolidated Statements of Cash Flows -
                    Three Months Ended March 31, 2000 and
                    March 31, 1999                                                    5

                    Consolidated Statements of Comprehensive
                    Income - Three Months Ended March 31, 2000
                    and March 31, 1999                                                6

        Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                                        7

        Item 3.     Quantitative and Qualitative Disclosures About Market Risk       19

PART II.            Other Information                                                20


SIGNATURES                                                                           21

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         CIVIC BANCORP AND SUBSIDIARY
                         ----------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

(In thousands except shares)

                                                                 March 31,        March 31,        December 31,
                                                                   2000              1999              1999
                                                                 ---------        ---------        ------------
ASSETS
------
Cash and due from banks                                          $  29,685        $  17,339         $  12,205
Federal funds sold                                                       -           81,750             7,500
                                                                 ----------       ----------        ----------
   Total cash and cash equivalents                                  29,685           99,089            19,705
Securities available for sale                                       36,831           35,727            31,665
Securities held to maturity
  (market value of $45,406, $37,027
   and $42,468, respectively)                                       46,397           36,574            43,416
Other securities                                                     2,243            2,257             2,126
Loans:
  Commercial                                                       210,310          154,226           173,124
  Real estate-construction                                          13,621            8,643            10,053
  Real estate-other                                                108,203           64,887            85,470
  Installment and other                                             21,449           16,495            16,890
                                                                 ----------       ----------        ----------
  Total loans                                                      353,583          244,251           285,537
Less allowance for loan losses                                       5,962            4,710             4,850
                                                                 ----------       ----------        ----------
  Loans - net                                                      347,621          239,541           280,687
Interest receivable and other assets                                19,350            6,231             6,151
Leasehold improvements and equipment - net                           2,077            1,612             1,621
Foreclosed assets                                                      200                -                 -
                                                                 ----------       ----------        ----------
TOTAL ASSETS                                                     $ 484,404        $ 421,031         $ 385,371
                                                                 ==========       ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
LIABILITIES
Deposits:
  Noninterest-bearing                                            $  86,920        $  72,941         $  65,277
  Interest-bearing:
    Checking                                                         6,721            4,692            11,851
    Money market                                                   189,018          173,463           160,432
    Time and savings                                               139,553          120,805            97,154
                                                                 ----------       ----------        ----------
  Total deposits                                                   422,212          371,901           334,714
Federal funds purchased                                              8,875                -                 -
Accrued interest payable and other liabilities                       5,339            5,617             4,453
                                                                 ----------       ----------        ----------
Total liabilities                                                  436,426          377,518           339,167

COMMITMENTS AND CONTINGENCIES                                            -                -                 -

SHAREHOLDERS' EQUITY
Preferred stock no par value; authorized,
   10,000,000 shares; none issued or outstanding
Common stock no par value; authorized,
   10,000,000 shares; issued and outstanding,
   4,953,533, 4,755,633 and 4,908,132 shares                        38,096           33,259            34,751
Retained earnings, (subsequent to July 1, 1996
  date of quasi-reorganization, total deficit
  eliminated $5.5 million)                                          10,140           10,072            11,701
Accumulated other comprehensive income (loss) - net                   (258)             182              (248)
                                                                 ----------       ----------        ----------
Total shareholders' equity                                          47,978           43,513            46,204
                                                                 ----------       ----------        ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 484,404        $ 421,031         $ 385,371
                                                                 ==========       ==========        ==========

                         CIVIC BANCORP AND SUBSIDIARY
                         ----------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

(Dollars in thousands except shares and per share amounts)

                                                          Three Months Ended March 31,
                                                       ----------------------------------
                                                           2000                   1999
                                                       ------------          ------------
INTEREST INCOME:
Loans                                                  $     7,544           $     5,475
Securities available for sale, securities held
  to maturity and other securities                             880                   782
Tax exempt securities                                          247                   192
Federal funds sold                                              72                   813
                                                       ------------          ------------
Total interest income                                        8,743                 7,262

INTEREST EXPENSE:
Deposits                                                     2,288                 2,188
Other borrowings                                                67                     -
                                                       ------------          ------------
Total interest expense                                       2,355                 2,188
                                                       ------------          ------------
NET INTEREST INCOME                                          6,388                 5,074
Provision for loan losses                                      150                    45
                                                       ------------          ------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                  6,238                 5,029
                                                       ------------          ------------

NONINTEREST INCOME:
Customer service fees                                          308                   202
Other                                                           44                    40
                                                       ------------          ------------
Total noninterest income                                       352                   242

NONINTEREST EXPENSE:
Salaries and employee benefits                               2,632                 2,019
Occupancy                                                      321                   277
Equipment                                                      289                   245
Data processing services                                       104                    96
Telephone and postage                                          109                    83
Consulting fees                                                 72                    66
Marketing                                                       59                    42
Legal fees                                                      55                    45
Goodwill and core deposit amortization                          86                    42
Other                                                          422                   296
                                                       ------------          ------------
Total noninterest expense                                    4,149                 3,211
                                                       ------------          ------------

INCOME BEFORE INCOME TAXES                                   2,441                 2,060
Income tax expense                                             936                   785
                                                       ------------          ------------
NET INCOME                                             $     1,505           $     1,275
                                                       ============          ============

BASIC EARNINGS PER COMMON SHARE                        $      0.31           $      0.27
                                                       ============          ============
DILUTED EARNINGS PER COMMON SHARE                      $      0.30           $      0.26
                                                       ============          ============

Weighted average shares outstanding used
  to compute basic earnings per common share             4,920,623             4,724,081
Dilutive effects of stock options                          111,400               145,256
                                                       ------------          ------------
Total weighted average shares outstanding used
  to compute diluted earnings per common share           5,032,023             4,869,337
                                                       ============          ============

                         CIVIC BANCORP AND SUBSIDIARY
                         ----------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (In thousands)

                                                                                       Three Months Ended March 31,
                                                                                       ----------------------------
                                                                                         2000                1999
                                                                                       ---------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                           $   1,505           $  1,275
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Provision for loan losses                                                                150                 45
    Depreciation and amortization                                                            353                313
    Increase (decrease) in deferred loan fees                                                357                 22
  Change in assets and liabilities:
    (Increase) decrease in interest receivable and other assets                           (4,304)               (23)
    Increase (decrease) in accrued interest payable and other liabilities                    892                (59)
                                                                                       ---------           --------
Net cash (used) provided by operating activities                                          (1,047)             1,573

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                      (645)              (205)
  Net increase in loans                                                                  (68,749)           (10,821)
  Acquisition, net of cash acquired                                                       (7,872)                 -
  Activities in securities held to maturity:
    Proceeds from maturing securities                                                        180                  6
    Purchases of securities                                                               (3,323)            (4,130)
  Activities in securities available for sale:

    Proceeds from maturing securities                                                      8,000              3,000
    Purchases of securities                                                              (13,216)            (8,126)
                                                                                       ---------           --------
Net cash used by investing activities                                                    (85,625)           (20,276)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                                                      279                536
Proceeds from short-term borrowing                                                         8,875                  -
Net increase in deposits                                                                  87,498             28,952
                                                                                       ---------           --------
Net cash provided by financing activities                                                 96,652             29,488
                                                                                       ---------           --------

Net increase in cash and cash equivalents                                                  9,980             10,785
Cash and cash equivalents at beginning of period                                          19,705             88,304
                                                                                       ---------           --------
Cash and cash equivalents at end of period                                             $  29,685           $ 99,089
                                                                                       =========           ========

Cash paid during period for:
  Interest                                                                             $   2,157           $  2,372
                                                                                       =========           ========
  Income taxes                                                                         $     151           $    250
                                                                                       =========           ========

Supplemental schedule of non-cash investing activity:
Fair value of assets acquired                                                          $  87,219           $      -
Liabilities assumed                                                                    $  72,614           $      -
Cash paid for capital stock                                                            $  14,605           $      -

                         CIVIC BANCORP AND SUBSIDIARY
                         ----------------------------
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                -----------------------------------------------

(In thousands)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2000             1999
                                                    ------------      ----------
Net Income                                          $   1,505         $   1,275

Other Comprehensive Income:

Unrealized loss on securities available for sale          (17)             (187)

Income tax benefit related to unrealized loss
 on securities available for sale                           7                75
                                                    ----------        ----------
Other Comprehensive Loss                                  (10)             (112)
                                                    ----------        ----------
COMPREHENSIVE INCOME                                $   1,495         $   1,163
                                                    ==========        ==========

CIVIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The unaudited consolidated financial statements of Civic BanCorp and its subsidiary bank, CivicBank of Commerce, (the Company) have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q. In the opinion of management, all necessary adjustments have been made to fairly present the financial position, results of operations, cash flows and comprehensive income for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations and cash flows are not necessarily indicative of those expected for the complete fiscal year.

2.   NEW PRONOUNCEMENTS

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement Number 33." Statement number 137 defers the effective date of Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" for one year. Statement No. 133 is now effective for fiscal quarters of fiscal years beginning after June 15, 2000. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For instruments existing at the date of adoption, Statement No. 133 provides an entity with the option of not applying this provision to hybrid instruments entered into before January 1, 1998 and not modified substantially thereafter. Consistent with the deferral of the effective date for one year, Statement No. 137 provides an entity with the option of not applying this provision to hybrid instruments entered into before January 1, 1998 or 1999 and not modified substantially thereafter. The Company has not completed its evaluation of the impact of Statement No. 133 as amended on the Company's consolidated financial statements.

3.   ACQUISITION OF EAST COUNTY BANK

     On February 29, 2000 CivicBank of Commerce acquired East County Bank for approximately $14.6 million in cash. East County Bank is a community bank headquartered in Antioch, California with two branches in Concord and Walnut Creek serving business and individuals in Contra Costa County. Unaudited total assets of East County Bank on February 29, 2000 were approximately $79 million. The transaction was treated as a purchase for accounting purposes with goodwill amortized on a straight-line basis over 15 years. The results of operations of the acquired enterprise from March 1 through March 31 are included in the income statement of Civic BanCorp for the first three months of the fiscal year 2000.

     The following unaudited pro-forma financial information presents the combined results of operations of the Company and East County Bank as if the acquisition had occurred at the beginning of the period, after giving effect to certain adjustments, including the amortization of goodwill. The pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and East County bank constituted a single entity during such periods.

               Pro-forma results of operations:         Three Months Ended March 31,
               dollars in thousands except per share      2000               1999
                                                        ---------         ----------
               Net Interest Income                        $ 7,137            $ 6,152

               Net Income                                 $ 1,449            $ 1,305

               Dilued Earnings per Share                  $  0.29            $  0.27

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

              For the Three Months Ended March 31, 2000 and 1999

OVERVIEW

For the three months ended March 31, 2000, the Company reported net income of $1,505,000, or $0.30 earnings per diluted share compared to net income of $1,275,000 or $0.26 earnings per diluted share for the same period of the prior year. The annualized return on average assets was 1.43% for the three months ended March 31, 2000 compared to 1.28% for the same period of the prior year. The annualized return on average shareholders' equity for the three months ended March 31, 2000 and 1999 was 12.76% and 11.97%, respectively.

RESULTS OF OPERATIONS

Net interest income for the three months ended March 31, 2000 was $6.4 million, increasing $1.3 million or 25.9% from net interest income of $5.1 million for the same period in 1999. The increase in net interest income is primarily attributed to an increase in the volume of earning assets and an increase in average rate earned on those earning assets.

The following table presents an analysis of the components of net interest income for the first quarter of 2000 and 1999.

                                                                      Three months ended March 31,
                                             ----------------------------------------------------------------------------------
                                                               2000                                     1999
                                             ----------------------------------------   ---------------------------------------
dollars in thousands                                         Interest       Rates                     Interest        Rates
                                               Average       Income\        Earned\       Average     Income\         Earned\
                                               Balance       Expense  /2/   Paid          Balance     Expense    /2/  Paid
                                             ------------  -----------   ------------   ----------  ------------    -----------
ASSETS
Securities available for sale                $    32,851   $      511         6.25%     $  33,177   $     520          6.36%
Securities held to maturity:
  U.S. Treasury securities                           483            8         6.33%             -           -          0.00%
  U.S. Government agencies                        24,307          330         5.47%        17,369         230          5.37%
  Municipal securities/(1)/                       20,193          375         7.46%        16,147         291          7.32%
Other securities                                   2,198           31         5.75%         2,254          32          5.81%
Federal funds sold and securities
  purchased under agreements to resell             5,155           72         5.58%        70,177         813          4.70%
Loans: /2/,/3/
  Commercial                                     184,388        4,534         9.89%       149,601       3,482          9.44%
  Real estate-construction                        11,650          343        11.85%         7,874         185          9.52%
  Real estate-other                               94,734        2,236         9.49%        63,047       1,429          9.19%
  Installment and other                           18,500          431         9.38%        16,847         379          9.12%
                                               ---------    ---------       ------      ---------   ---------     ---------
  Total Loans                                    309,272        7,544         9.81%       237,369       5,475          9.35%
                                               ---------    ---------       ------      ---------   ---------     ---------
   Total Earning Assets                          394,459        8,871         9.04%       376,493       7,361          7.93%
Cash and due from banks                           22,215                                   18,254
Leasehold improvements and equipment - net         1,785                                    1,605
Interest receivable and other assets               7,323                                    5,932
Foreclosed assets                                     68                                        -
Less allowance for loan loss                      (5,325)                                  (4,518)
                                               ---------                                ---------
TOTAL ASSETS                                   $ 420,525                                $ 397,766
                                               =========                                =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Interest bearing:
  Checking                                     $  35,205           48         0.55%     $  27,773          40          0.58%
  Money market                                   110,551          941         3.42%       101,736         806          3.21%
  Time and savings                               115,316        1,299         4.53%       124,369       1,342          4.38%
  Other borrowed funds                             4,523           67         5.97%             -           -          0.00%
                                               ---------    ---------       ------      ---------   ---------     ---------
Total interest bearing liabilities               265,595        2,355         3.57%       253,878       2,188          3.50%
Demand deposits                                  103,070                                   95,638
Other liabilities                                  4,698                                    5,628
Shareholders' equity                              47,162                                   42,622
                                               ---------                                ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 420,525                                $ 397,766
                                               =========                                =========

Net Interest Income                                         $   6,516                               $   5,173
                                                            =========                               =========

Net Interest Margin                                                           6.64%                                    5.57%
                                                                         =========                                =========

Tax Equivalent Adjustment/(1)/                              $     128                               $      99
                                                            =========                               =========

--------------------------------------------------------------------------------
(1) The tax-equivalent income adjustment on municipal securities is computed using a Federal income tax rate of 34%. Interest on municipal securities was $247,000 and $197,000 for March 31, 2000 and 1999, respectively. (2)
Non-performing loans have been included in the average loan balances. Interest income is included on non-accrual loans only to the extent cash payments have been received. (3) Interest income includes loan fees on commercial loans of $96,000 and $139,000 for March 31, 2000 and 1999, respectively; fees on real estate loans of $151,000 and $67,000 for March 31, 2000 and 1999, respectively; and fees on installment and other loans of $8,000 and $7,000 for March 31, 2000 and 1999, respectively.

Total interest income for the first three months of 2000 was $8.7 million, an increase of $1.5 million, or 20.4% over the same period ended 1999. The increase in total interest income results from an increase in the volume of earning assets, an increase in the yield on earning assets, and an improvement in the mix of those earning assets. Average earning assets increased $18.0 million or 4.8% to $394.5 million in the first quarter of 2000 compared to $376.5 million for the same period ended 1999. The average yield earned on earning assets increased 111 basis points due to a rising interest rate environment and a more favorable mix of earning assets. There was a shift in the mix of earning assets from Federal funds sold, which have the lowest interest rates of earning assets, to loans, which earn at the highest rates.

Total interest expense for the first three months of 2000 was $2.4 million, an increase of $0.2 million over the same period ended 1999. The increase in total interest expense reflects a modest increase in both the volume and rate of interest bearing deposits. Average interest bearing deposits increased $11.7 million or 4.6% to $265.6 million in the first quarter of 2000 compared to $253.9 million for the same period ended 1999.

The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the three month period ended March 31, 2000.

              Analysis of Changes in Interest Income and Expense
                     Increase (Decrease) Due to Changes in

in thousands
                                          Volume /1/      Rate /2/     Total
                                        -------------- ------------- ---------
Increase (decrease) in interest income:
Securities available for sale                    -     $       (9)   $     (9)
Securities held to maturity:
  U.S. Treasury securities                       8              -           8
  U.S. Government agencies                      94              6         100
  Municipal securities                          77              7          84
Other securities                                (1)             -          (1)
Federal funds sold                            (752)            11        (741)
Loans:
  Commercial                                   845            207       1,052
  Real estate-construction                      90             68         158
  Real estate-other                            736             71         807
  Installment and other                         40             12          52
                                           -------     ----------    --------
 Total Loans                                 1,711            358       2,069
                                           -------     ----------    --------
Total increase                             $ 1,137     $      373    $  1,510
                                           -------     ----------    --------

(Increase) decrease in interest expense:
Deposits:
 Interest bearing checking                 $   (10)    $        2    $     (8)
 Money market                                  (77)           (58)       (135)
 Savings and time                               86            (43)         43
Other borrowed funds                           (67)            --         (67)
                                           -------     -------- -    --------
Total increase                             $   (68)    $      (99)   $   (167)
                                           -------     ----------    --------
Total change in net interest income        $ 1,069     $      274    $  1,343
                                           =======     ==========    ========


(1) Changes not solely due to volume have been allocated to volume (2) Loan fees are reflected in rate variances.

Net Interest Margin

The net interest margin increased 107 basis points to 6.64% for the first quarter of 2000 from 5.57% for the same period in 1999 due to a rising interest rate environment and favorable changes in the mix of earning assets. The average yield on the loan portfolio increased 46 basis points for the three months ended March 31, 2000 as compared to the same period in 1999 due to a rising interest rate environment. There was also a shift in the composition of average earning assets as Federal funds sold decreased to 1.3% of total earning assets for the first quarter of 2000 compared to 18.6% for the same period of the prior year. Concurrently, loans increased to 78.4% from 63.0% of total earning assets for the same periods, respectively. Loans have the highest yield in the portfolio of earning assets while Federal funds have the lowest yield and the shift has increased the weighted average yield on the portfolio of earning assets. The average yield on interest bearing deposits increased 7 basis points to 3.57% for the three months ended March 31, 2000 compared to 3.50% for the same period ended one year ago. The interest rates on deposits have reacted to the rising interest rate environment more slowly than have the interest rates on the earning assets.

Provision for Loan Losses

The provision for loan losses is charged to operations and creates an allowance for future loan losses. The amount of the provision is dependent on many factors which include the amount of the allowance for loan losses, growth in the loan portfolio, net charges against the allowance, changes in the composition of the portfolio, the number and dollar amount of delinquent loans, management's assessment of the overall quality of the portfolio, the value of the collateral on problem loans, recommendations by regulatory authorities and general economic conditions among others. The provisions for loan losses for the three months ended March 31, 2000 and 1999 were $150,000 and $45,000, respectively. The increase in the provision in the first quarter of the current year was based on the growth in the loan portfolio and the increase in classified loans.

Noninterest Income

Noninterest income for the three months ended March 31, 2000 was $352,000, an increase of $110,000 or 41.3% from the three months ended March 31, 1999. The increase in noninterest income is primarily attributable to an increase in the number of deposit accounts and in the volume of services provided.

Noninterest Expense

Noninterest expense totaled $4.1 million for the three months ended March 31, 2000, an increase of $938,000 or 29.2% from $3.2 million for the same period of the prior year. Salaries and employee benefits, the largest component of noninterest expense increased $613,000 or 30.4% due to additional staff, normal merit increases and an increase in the incentive accruals, which are based on the growth in profitability. Full time equivalent personnel numbered 156 on March 31, 2000 compared to 112 on March 31, 1999.

The following table summarizes the significant components of noninterest expense for the dates indicated.

                                        Quarter Ended March 31,  Dollar  %
(Dollars in thousands)                     2000        1999      Change  Change
                                        ----------   --------    ------  ------
Salaries and employee benefits          $    2,632   $ 2,019     $ 613    30.4%
Occupancy                                      321       277        44    15.9%
Equipment                                      289       245        44    18.0%
Data processing services                       104        96         8     8.3%
Telephone and postage                          109        83        26    31.3%
Consulting fees                                 72        66         6     9.1%
Marketing                                       59        42        17    40.5%
Legal fees                                      55        45        10    22.2%
Goodwill and core deposit amortization          86        42        44   104.8%
Other                                          422       296       126    42.6%
                                        ----------   -------     -----   -----
TOTAL NONINTEREST EXPENSE               $    4,149   $ 3,211     $ 938    29.2%
                                        ==========   =======     =====   =====

Provision for Income Taxes

The provision for income taxes for the first quarter of 2000 increased to $936,000 from $785,000 for the same quarter of the prior year. These provisions represent effective tax rates of 38%.

FINANCIAL CONDITION

Loans

Average loans for the first quarter of 2000 increased $71.9 million or 30.3% to $309.3 million compared to $237.4 million for the same quarter of 1999. Loans outstanding at March 31, 2000 increased $68.0 million to $353.6 million from $285.5 million at December 31, 1999. The increase in loans outstanding during the first quarter was primarily due to a strong regional economy and the acquisition of East County Bank, which contributed approximately $49 million in loan volume.

Real estate construction loans as a percentage of total loans outstanding were 3.9% at March 31, 2000 compared to 3.5% at March 31, 1999. The Bank maintains a limited portfolio of real estate construction loans as the risks associated with real estate construction lending are generally considered to be higher than risks associated with other forms of lending. However, the Bank continues to fund real estate construction commitments on a limited basis with stringent underwriting criteria.

Other real estate loans consist of mini-perm loans and land acquisition loans, which are primarily owner-occupied and are generally granted based on the rental or lease income stream generated by the property. Other real estate loans totaled $108.2 million at March 31, 2000, an increase of $43.3 million or 66.8% from March 31, 1999.

The following table sets forth the amount of loans outstanding in each category and the percentage of total loans outstanding for each category as of the date indicated.

                                           March 31, 2000              December 31, 1999             March 31, 1999
                                   ---------------------------    --------------------------  --------------------------
                                       Amount        Percent          Amount      Percent       Amount         Percent
                                   -------------   -----------    -------------  ----------   -----------   ------------
                                                               (Dollars in thousands)
Commercial                           $ 210,310        59.5%         $ 173,124       60.6%     $ 154,226         63.1%
Real estate - construction              13,621         3.9%            10,053        3.5%         8,643          3.5%
Real estate - other                    108,203        30.6%            85,470       29.9%        64,887         26.6%
Installment and other                   21,449         6.1%            16,890        5.9%        16,495          6.8%
                                     ---------       ------         ---------      ------     ---------        ------
  TOTAL                              $ 353,583       100.0%         $ 285,537      100.0%     $ 244,251        100.0%
                                     =========       ======         =========      ======     =========        ======

Non-Performing Assets

The following table provides information with respect to the Company's past due loans and components of non-performing assets at the dates indicated.

                                                     March 31   Dec. 31  March 31
                                                      2000      1999      1999
                                                     -------   -------  --------
                                                       (Dollars in thousands)
Loans 90 days or more past due and still accruing   $  227     $  193    $  --
Non-accrual loans                                      664       632        79
Non-accrual SBA guaranteed loans                       707      --          --
Foreclosed assets                                      200      --          --
                                                    ------     ------    -----
Total non-performing assets                         $1,798     $  825    $  79
                                                    ======     ======    =====

Non-performing assets to period end loans,
other assets held for sale plus foreclosed assets     0.51%      0.29%    0.03%
                                                    ======     ======    =====


The increase in non-performing assets is attributable to the increase in foreclosed assets and non-performing SBA loans, which were acquired in the merger with East County Bank. At March 31, 2000, the recorded investment in SBA loans considered impaired and placed on a non-accrual basis totaled $707,000 and consisted of $672,000 of loans with SBA guarantees and an associated allowance of $35,000 for the retained portion, which is not SBA, guaranteed. Included in non-accrual loans totaling $664,000 are $36,000 of loans with an associated allowance of $29,000, and $628,000 of loans with adequate supporting collateral and accordingly they do not have an associated allowance. For the quarter ended March 31, 2000, the average recorded investment in impaired loans was $700,000. No interest income was recognized on impaired loans. If interest income on those loans had been recognized, such income would have approximated $23,000.

The Company has an active credit administration function that periodically reviews all loans to identify potential problem credits using quality standards and criteria similar to those of regulatory agencies. Loans receiving lesser grades are considered to be classified and fall into "substandard", "doubtful" and "loss" categories. Substandard loans are characterized as having one or more deficiencies, which could result in a loss to the Company if the deficiencies are not corrected. Doubtful loans have the weakness of substandard loans with the added complication that those weaknesses are less likely to be remedied and are of a character that increases the probability of a principal loss. A loan classified as a loss is considered uncollectable and is discharged against the allowance.

The following table sets forth the classified assets as of the dates indicated.

(Dollars in thousands)                            March 31,  December 31,    March 31,
                                                    2000         1999          2000
                                              ----------    ----------    -----------
Substandard                                     $11,084       $ 8,415        $ 3,464
Doubtful                                            936            45            353
Loss                                                  -             -              -
                                              ----------    ----------    -----------
Total Classified                                $12,020       $ 8,460        $ 3,817

Classified Loans to Total Loans                    3.40%         2.96%          1.56%

Classified Loans to Allowance for Loan Loss      201.61%       174.43%         81.04%

Potential Problem Loans

At March 31, 2000 there were no loans classified as loss, doubtful, substandard or special mention that have not been disclosed in the discussion above that (i) represented or resulted from trends or uncertainties which management anticipated would have a material impact on future operating results, liquidity, capital resources or (ii) represented material credits about which management was aware of information that would cause serious doubt as to the ability of the borrower to comply with the loan repayment terms.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses, the amount of which is based on many factors. See "Provision for Loan Losses". The allowance is increased by provisions charged against earnings and reduced by net loan charge-offs. Loans are charged off when, based on current information and circumstances, it becomes probable that the Company will be unable to collect all amounts due according to the original terms and conditions of the loan agreement. Recoveries of amounts previously charged off are recorded only when cash is received.

The policy of the Company is to review each loan in the portfolio to identify potential problem credits and to assess the credit quality of each loan in the portfolio. Specific allocations are made for loans where the probability of a loss can be defined and reasonably estimated and general allocations are based on the number and size of classified loans in the portfolio, delinquency trends, historical data, industry averages and general economic conditions in the Company's market area.

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

The following table summarizes the changes in the allowance for loan losses for the periods indicated:

                                               Three Months         Year          Three Months
                                                  Ended             Ended            Ended
                                              March 31, 2000  December 31, 1999  March 31, 1999
                                              --------------  -----------------  --------------
                                                            (Dollars in thousands)
Balance, at beginning of period                    $   4,850          $   4,424       $   4,424
Charge-offs:
  Commercial                                             145                  -               -
  Real estate - construction                               -                800               -
  Real estate - other                                      -                  -               -
  Installment and other                                   65                  4               -
                                                   ---------          ---------       ---------
    Total charge-offs                                    210                804               0
Recoveries:
  Commercial                                               3                480              82
  Real estate - construction                               -                  -               -
  Real estate - other                                     52                351             101
  Installment and other                                    9                 84              58
                                                   ---------          ---------       ---------
    Total recoveries                                      64                915             241
                                                   ---------          ---------       ---------
Net (recoveries) charge-offs                             146               (111)           (241)
Reserve acquired through merger                        1,108                  -               -
Provision charged to operations                          150                315              45
                                                   ---------          ---------       ---------
Balance, at end of period                          $   5,962          $   4,850       $   4,710
                                                   =========          =========       =========
Ratio of net (recoveries) charge-offs to
  average loans (annualized)                            0.19%            (0.04%)          (0.41%)
                                                   =========          =========       =========
Allowance at period end to total loans
  outstanding                                           1.69%             1.70%            1.93%
                                                   =========          =========       =========


Investment Portfolio

The Company's investment portfolio is used primarily for liquidity purposes and secondarily for investment income. The portfolio is composed of U.S. Treasury, U.S. government agency instruments and investment grade municipal obligations. U.S. government agency and municipal securities totaling approximately $15 million were acquired in the merger with East County Bank.

The table below summarizes the amortized cost and estimated market values of investment securities at the dates indicated.

                                                             March 31, 2000                        December 31, 1999
                                                     --------------------------------        -------------------------------
                                                      Amortized             Market            Amortized            Market
                                                         Cost               Value                Cost              Value
                                                     -----------        -------------        -----------       -------------
                                                                              (Dollars in thousands)
SECURITIES HELD TO MATURITY:
  U.S. government agencies and corporation           $    24,243        $      23,670        $    24,277       $      23,773
  Municipal securities                                    21,625               21,207             19,105              18,660
U.S. Treasury                                                499                  497                  -                   -
  Mortgage Backed Securities                                  30                   32                 34                  35
                                                     -----------        -------------        -----------       -------------
    TOTAL                                            $    46,397        $      45,406        $    43,416       $      42,468
                                                     ===========        =============        ===========       =============
SECURITIES AVAILABLE FOR SALE:
  U.S. Treasury securities                           $         -        $           -        $     8,003       $       8,015
  U.S. government agencies and corporation                37,261               36,831             24,075              23,650
                                                     -----------        -------------        -----------       -------------
    TOTAL                                            $    37,261        $      36,831        $    32,078       $      31,665
                                                     ===========        =============        ===========       =============

Deposits

As of March 31, 2000 total deposits were $422.2 million, an increase of $87.5 million or 26.1% relative to total deposits of $334.7 million at December 31, 1999. Included in this increase are approximately $72 million in deposits acquired in the merger with East County Bank which became effective on February 29, 2000. Management attributes the increase in deposits beyond the merger to an improving economic environment and an increase in loan demand. It is the Company's objective to become the primary bank for its customers by servicing both the loan and deposit needs. Accordingly, a correlation is expected between the loan and the deposit volumes such that deposit volumes are expected to increase as the loan volume increases.

For the three months ended March 31, 2000, average demand deposits totaled $103.1 million, an increase of $7.4 million or 7.8% from the same period in 1999. Average demand deposits as a percentage of total deposits increased to 28.3% for the first quarter of 2000 from 27.4% for the same period of the prior year. Average interest-bearing deposits increased $7.2 million or 2.8% for the three months ended March 31, 2000 from the same period in 1999. Included in the average interest deposits for first quarter 1999 were two large time deposits totaling $18 million that matured and were withdrawn in April 1999. Average interest-bearing deposits comprised 71.7% of average total deposits for the three months ended March 31, 2000 and 72.6% of average total deposits for the three months ended March 31, 1999.

The following table sets forth information regarding the Bank's average deposits by amount and percentage of total deposits for the three months ended March 31, 2000 and 1999.

                                                                              Average Deposits
                                                     --------------------------------------------------------------------
(Dollars in thousands)                                                  Three Months Ended March 31,
                                                     --------------------------------------------------------------------
                                                                   2000                                   1999
                                                     -----------------------------          -----------------------------
                                                        Amount          Percentage             Amount          Percentage
                                                     ------------       ----------          ------------       ----------
Demand accounts                                      $    103,070             28.3%         $     95,638             27.4%
Interest-bearing checking                                  35,205              9.7%               27,773              7.9%
Money market                                              110,551             30.4%              101,736             29.1%
Savings and time                                          115,316             31.7%              124,369             35.6%
                                                     ------------       ----------          ------------       ----------
     Total                                           $    364,142            100.0%         $    349,516            100.0%
                                                     ============       ==========          ============       ==========

Certificates of deposit over $100,000 are generally considered a higher cost and less stable form of funding than lower denomination deposits and may represent a greater risk of interest rate and volume volatility than small retail deposits. Time certificates of $100,000 or more at March 31, 2000 had the following schedule of maturities:

                                                      (In thousands)
                                                     ----------------
Three months or less                                         $ 44,158
After three months through six months                          31,318
After six months through twelve months                         10,840
After twelve months                                             2,863
                                                            ---------
    Total                                                    $ 89,179
                                                            =========


LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity management refers to the Bank's ability to acquire funds to meet loan demand, fund deposit withdrawals and to service other liabilities.

To augment liquidity, the Bank has informal Federal funds borrowing arrangements with correspondent banks totaling $35.0 million and is a member of the Federal Home Loan Bank of San Francisco and through membership has the ability to pledge qualifying collateral for short term (up to six months) and long term (up to five years) borrowing. At March 31, 2000 the Bank had no outstanding borrowings against these arrangements. Additionally, at March 31, 2000, unpledged government securities that are available to secure additional borrowing in the form of reverse repurchase agreements totaled approximately $59.4 million. At March 31, 2000 the Bank had no reverse repurchase agreements.

The liquidity position of the Company improved during the first quarter of 2000. Deposit growth and short-term borrowing provided $95.5 million of cash and cash equivalents during the quarter. Cash and cash equivalents of $77.8 million were used in the Company's investing activities to purchase securities and to fund the growth of the loan portfolio and operating activities required $7.8 million of cash and cash equivalents. The net increase in cash and cash equivalents for the quarters ended March 31, 2000 and 1999 was $10.0 million and $10.8 million, respectively.

The liquidity position of the Company may be expressed as a ratio defined as (a) cash, Federal funds sold, other unpledged short term investments and marketable securities, including those maturing after one year, divided by (b) total assets less pledged securities. Using this definition at March 31, 2000, the Company had a liquidity ratio of 20.2% as compared to 23.6% at December 31, 1999.

On a stand-alone basis, the Company's primary source of liquidity is dividends from the Bank. The ability of the Bank to pay dividends is subject to regulatory approval.

Capital Resources

Total shareholders' equity increased to $48.0 million at March 31, 2000 from $46.2 million at December 31, 1999 reflecting retained income of $1,505,000 and common stock option exercises of $279,000. These benefits were partially offset by the market adjustment of securities available for sale.

The Company and the Bank are subject to capital adequacy guidelines issued by the Federal Reserve Board of Governors which requires a minimum risk-based capital ratio of 8%. At least 4% must be in the form of "Tier 1" capital, which consists of common equity, non-cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries. "Tier 2" capital consists of cumulative and limited-life preferred stock, mandatory convertible securities, subordinated debt and, subject to certain limitations, the allowance for loan losses. General loan loss reserves included in Tier 2 capital cannot exceed 1.25% of risk-weighted assets and goodwill is treated as a deduction from capital.

At March 31, 2000 the Company's total capital ratio was 10.32% as compared to the total capital ratio at December 31, 1999 of 14.48%. The decline in the total capital ratio is due to the deduction of the goodwill from total capital associated with the merger of East County Bank recorded as a purchase for accounting purposes. The following table presents the Company's risk-based capital and leverage ratios as of March 31, 2000 and December 31, 1999.

                                                                                                     Minimum Capital
                                                                                                    Requirements To Be
                                                                                                Considered Well Capitalized
                                                                          Minimum                 Under Prompt Corrective
                                            Actual                  Capital Requirements             Action Provisions
                                    ----------------------         ----------------------       ---------------------------
                                     Amount         Ratio           Amount         Ratio         Amount              Ratio
                                    --------       -------         --------       -------       --------            -------
As of March 31, 2000:
  Total Capital
    (to Risk Weighted Assets)       $ 44,084         10.32%        $ 34,183          8.00%      $ 42,728              10.00%
  Tier 1 Capital
    (to Risk Weighted Assets)         38,735          9.07%          17,091          4.00%        25,637               6.00%
  Tier 1 Capital
    (to Average Assets)               38,735          9.21%          16,821          4.00%        21,026               5.00%

As of December 31, 1999:
  Total Capital
    (to Risk Weighted Assets)       $ 50,070         14.48%        $ 23,070          8.00%      $ 28,837              10.00%
  Tier 1 Capital
    (to Risk Weighted Assets)         45,741         13.23%          11,535          4.00%        17,302               6.00%
  Tier 1 Capital
    (to Average Assets)               45,741         11.80%          15,987          4.00%        19,984               5.00%


Year 2000

For the past several years the Company has taken steps to resolve the potential impact of Year 2000 on its computer system and the associated software applications. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's time-sensitive programs could interpret a date using "00" as 1900 rather than the year 2000 and such interpretation could result in major miscalculation or system failure. The Company also identified customers who have a material loan or deposit relationship with the Bank to insure they were prepared to meet Year 2000 processing requirements. Further, the Company took steps to avoid disruptions on February 29, the first leap year in the new millennium.

The Company did not experience any failures of its computerized systems resulting from Year 2000 issues, nor does it have any information that indicates any of its customers or service providers were negatively impacted by Year 2000 issues.

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

The Company's balance sheet position at Market 31, 2000 was liability sensitive due to the proportion of fixed rate loans and securities. Generally, if more liabilities reprice than assets at a given time in a rising rate environment, net interest income will deteriorate, and in a declining rate environment, net interest income would increase. Management believes there has been no significant change in the Bank's market risk exposure as disclosed in the Company's Annual Report on Form 10-K for the year December 31, 1999.

Part II. OTHER INFORMATION

Item 1.      Legal Proceedings - None

Item 2.      Changes in Securities and Use of Proceeds - None

Item 3.      Defaults Upon Senior Securities - None

Item 4.      Submission of Matters to a Vote of Security Holders - None

Item 5.      Other Information - None

Item 6.      Exhibits and Reports on Form 8-K

             On March 24, 2000 the Company filed Form 8-K/A regarding the merger of East County Bank with and into CivicBank of Commerce.

Exhibits
Number         Exhibit

10.17          2000 Employee Stock Option Plan
27             Financial Data Exhibit

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.

                                        CIVIC BANCORP
                                        -------------
                                         (Registrant)




Date: May 7, 2000                        By:  /s/ Herbert C. Foster
                                              --------------------------------
                                                  Herbert C. Foster
                                                  President
                                                  Chief Executive Officer

                                         By:  /s/ Gerald J. Brown
                                              --------------------------------
                                                  Gerald J. Brown
                                                  Chief Financial Officer
                                                  Principal Accounting Officer