Form 10-Q
period 2000-06-30
CIVIC BANCORP
filed 2000-08-08
CIK 747205

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended June 30, 2000

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


The number of shares of common stock outstanding as of the close of business on August 8, 2000.

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

PART I. Item 1.          Unaudited Financial Statements

                         Consolidated Balance Sheets -
                         June 30, 2000, and
                         December 31, 1999                                                           3

                         Consolidated Statements of Income -
                         Three Months Ended June 30, 2000, and
                         June 30, 1999, and Six Months Ended
                         June 30, 2000, and June 30, 1999                                            4

                         Consolidated Statements of Cash Flows -
                         Six Months Ended June 30, 2000, and
                         June 30, 1999                                                               5

                         Consolidated Statements of Comprehensive
                         Income - Three Months Ended June 30, 2000,
                         and June 30, 1999, and Six Months Ended
                         June 30, 2000, and June 30, 1999                                            6

        Item 2.          Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations                                                                  7

        Item 3.          Quantitative and Qualitative Disclosures About Market Risk                 18

PART II.                 Other Information                                                          20

SIGNATURES                                                                                          21

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                         CIVIC BANCORP AND SUBSIDIARY
                         ----------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (unaudited)

(dollars in thousands)                               June 30        December 31
                                                      2000              1999
                                                    ---------        ---------
ASSETS
------
Cash and due from banks                             $  34,004        $  12,205
Federal funds sold                                          -            7,500
                                                    ---------        ---------
   Total cash and cash equivalents                     34,004           19,705
Securities available for sale                          32,894           31,665
Securities held to maturity
  (market value of $45,889
   and $42,468, respectively)                          46,722           43,416
Other securities                                        1,710            2,126
Loans:
  Commercial                                          228,289          173,124
  Real estate-construction                             17,716           10,053
  Real estate-other                                   109,919           85,470
  Installment and other                                22,580           16,890
                                                    ---------        ---------
  Total loans                                         378,504          285,537
Less allowance for loan losses                          6,217            4,850
                                                    ---------        ---------
  Loans - net                                         372,287          280,687
Interest receivable and other assets                    9,757            5,544
Intangible Assets                                       9,104              607
Leasehold improvements and equipment - net              2,352            1,621
Foreclosed assets                                         164                -
                                                    ---------        ---------
TOTAL ASSETS                                        $ 508,994        $ 385,371
                                                    =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
LIABILITIES
Deposits:
  Noninterest-bearing                               $  60,454        $  65,277
  Interest-bearing:
    Checking                                            7,413           11,851
    Money market                                      235,905          160,432
    Time and savings                                  131,621           97,154
                                                    ---------        ---------
  Total deposits                                      435,393          334,714
Other borrowings                                       19,300
Accrued interest payable and other liabilities          4,867            4,453
                                                    ---------        ---------
Total liabilities                                     459,560          339,167

COMMITMENTS AND CONTINGENCIES                               -                -

SHAREHOLDERS' EQUITY
Preferred stock no par value; authorized,
   10,000,000 shares; none issued or outstanding
Common stock no par value; authorized,
   10,000,000 shares; issued and outstanding,
  4,953,533 and 4,674,411 shares, respectively         38,093           34,751
Retained earnings, (subsequent to July 1, 1996
  date of quasi-reorganization, total deficit
  eliminated $5.5 million)                             11,560           11,701
Accumulated other comprehensive loss - net               (219)            (248)
                                                    ---------        ---------
Total shareholders' equity                             49,434           46,204
                                                    ---------        ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 508,994        $ 385,371
                                                    =========        =========

See accompanying notes to unaudited consolidated financial statements

                         CIVIC BANCORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                             Three Months Ended June 30,       Six Months Ended June 30,
                                           -----------------------------     -----------------------------
(dollars in thousands)
                                               2000            1999              2000            1999
                                           -------------   -------------     --------------   ------------
INTEREST INCOME:
Loans                                      $      9,105    $      5,751      $      16,649    $    11,226
Taxable securities                                  980             941              1,860          1,723
Tax exempt securities                               266             208                513            400
Federal funds sold                                   48             386                120          1,199
                                           -------------   -------------     --------------   ------------
Total interest income                            10,399           7,286             19,142         14,548

INTEREST EXPENSE:
Deposits                                          2,801           1,993              5,089          4,181
Other borrowings                                    131               -                198              0
                                           -------------   -------------     --------------   ------------
Total interest expense                            2,932           1,993              5,287          4,181
                                           -------------   -------------     --------------   ------------
NET INTEREST INCOME                               7,467           5,293             13,855         10,367
Provision for loan losses                           225              45                375             90
                                           -------------   -------------     --------------   ------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                       7,242           5,248             13,480         10,277
                                           -------------   -------------     --------------   ------------

NONINTEREST INCOME:
Customer service fees                               373             225                681            427
Other                                               153              86                197            126
                                           -------------   -------------     --------------   ------------
Total noninterest income                            526             311                878            553

NONINTEREST EXPENSE:
Salaries and employee benefits                    3,343           2,018              5,975          4,037
Occupancy                                           390             272                711            549
Equipment                                           366             264                655            509
Data processing services                            106             108                210            204
Telephone and postage                               143              94                252            177
Consulting fees                                     254              66                326            132
Marketing                                            72              71                131            113
Legal fees                                           53              33                108             78
Goodwill and core deposit amortization              180              42                266             84
FDIC insurance                                       22               9                 22             19
Foreclosed asset expense                             36               1                 36              1
Other                                               497             351                919            637
                                           -------------   -------------     --------------   ------------
Total other expenses                              5,462           3,329              9,611          6,540
                                           -------------   -------------     --------------   ------------

INCOME BEFORE INCOME TAXES                        2,306           2,230              4,747          4,290
Income tax expense                                  886             855              1,822          1,640
                                           -------------   -------------     --------------   ------------
NET INCOME                                 $      1,420    $      1,375      $       2,925    $     2,650
                                           =============   =============     ==============   ============

BASIC EARNINGS PER COMMON SHARE            $       0.29    $       0.28      $        0.59    $      0.53
                                           =============   =============     ==============   ============
DILUTED EARNINGS PER COMMON SHARE          $       0.28    $       0.27      $        0.58    $      0.52
                                           =============   =============     ==============   ============

Weighted average shares outstanding used
 to compute basic earnings per common share   4,953,533       4,986,531          4,937,078      4,973,480
Dilutive effects of stock options               110,826         139,626            110,230        146,104
                                           -------------   -------------     --------------   ------------
Weighted average shares outstanding used
 to compute diluted earnings per common
 share                                        5,064,359       5,126,157          5,047,308      5,119,585
                                           =============   =============     ==============   ============

See accompanying notes to unaudited consolidated financial statements

                         CIVIC BANCORP AND SUBSIDIARY
                         ----------------------------
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (unaudited)

(dollars in thousands)                                                              Six Months Ended June 30,
                                                                             -----------------------------------------
                                                                                   2000                    1999
                                                                             ----------------        -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $        2,925         $         2,650
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Provision for loan losses                                                             375                      90
    Depreciation and amortization                                                         826                     636
    Write-down on foreclosed asset                                                         36                       -
    Increase (decrease) in deferred loan fees                                             215                     121
  Change in assets and liabilities:
    Increase in interest receivable and other assets                                   (4,213)                   (550)
    Increase (decrease) in accrued interest payable and other liabilities                 395                    (957)
                                                                               --------------         ---------------
Net cash provided by operating activities                                                 559                   1,990

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                 (1,168)                   (386)
  Net increase in loans                                                               (93,498)                (28,687)
  Acquisition, net of cash acquired                                                    (7,655)                      -
  Activities in securities held to maturity:
    Proceeds from maturing securities                                                   1,432                       -
    Purchases of securities                                                            (4,410)                 (9,836)
  Activities in securities available for sale:

    Proceeds from maturing securities                                                  12,000                   6,000
    Purchases of securities                                                           (13,216)                (15,974)
                                                                               --------------         ---------------
Net cash used by investing activities                                                (106,515)                (48,883)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                                                   279                     623
Purchase of common stock                                                                    -                    (537)
Cash paid in lieu of fractional shares                                                     (3)                     (3)
Proceeds from short-term borrowing                                                     19,300                       -
Net increase (decrease) in deposits                                                   100,679                 (13,766)
                                                                               --------------         ---------------
Net cash provided (used) by financing activities                                      120,255                 (13,683)
                                                                               --------------         ---------------

Net increase (decrease) in cash and cash equivalents                                   14,299                 (60,576)

Cash and cash equivalents at beginning of period                                       19,705                  88,304
                                                                               --------------         ---------------
Cash and cash equivalents at end of period                                     $       34,004         $        27,728
                                                                               ==============         ===============

Cash paid during period for:

  Interest                                                                     $        4,969         $         4,507
                                                                               ==============         ===============
  Income taxes                                                                 $        2,231         $         1,360
                                                                               ==============         ===============

Supplemental schedule of non-cash investing activity:

Fair value of assets acquired                                                  $       87,219         $             -
Liabilities assumed                                                            $       72,614         $             -
Cash paid for capital stock                                                    $       14,605         $             -

                         CIVIC BANCORP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (unaudited)

(dollars in thousands)                             Three Months Ended June 30,     Six Months Ended June 30,
                                                   ----------------------------   -----------------------------
                                                      2000            1999           2000             1999
                                                   -----------    -------------   ------------    -------------
Net Income                                          $  1,420       $    1,375      $    2,925      $     2,650

Other Comprehensive Income:
Unrealized gain (loss) on securities available
     for sale                                             65             (389)             48             (576)
Income tax expense related to unrealized loss
     on securities available for sale
                                                         (26)             155             (19)             230
                                                    --------       ----------      ----------      -----------
Other Comprehensive Income (Loss)                         39             (234)             29             (346)
                                                    --------       ----------      ----------      -----------
COMPREHENSIVE INCOME                                $  1,459       $    1,141      $    2,954      $     2,304
                                                    ========       ==========      ==========      ===========

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

    The weighted average shares outstanding and per share amounts for all periods presented have been adjusted to give effect for a 5% stock dividend paid in April 2000.

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

3.  BUSINESS COMBINATION

    On February 29, 2000, CivicBank of Commerce acquired East County Bank for approximately $14.6 million in cash. East County Bank is a community bank headquartered in Antioch, California with two branches in Concord and Walnut Creek serving businesses and individuals in Contra Costa County. Unaudited total assets of East County Bank were approximately $79 million. The transaction was treated as a purchase for accounting purposes with goodwill amortized on a straight-line basis over 15 years. The results of operations of the acquired enterprise from March 1 through June 30 are included in the income statement of Civic BanCorp.

    The following unaudited pro-forma financial information presents the combined results of operations of the Company and East County Bank as if the acquisition had occurred at January 1, 1999, after effect to certain adjustments, including the amortization of goodwill. The pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and East County Bank constituted a single entity during such periods.

Pro-forma results of operations

dollars in thousands except per share         Six Months Ended June 30,
                                           -----------------------------
                                              2000                1999
                                           ---------            --------
Net interest income                        $  14,604            $ 12,610
Net income                                 $   2,969            $  2,861
Dilued Earnings per Share                  $    0.59            $   0.56


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide greater details of the results of operations and financial condition of the Company. In addition to historical information, certain statements in this filing constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve certain risks and uncertainties and could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors which might cause such a difference include, but are not limited to, interest rate risks, asset quality, general economic conditions, legislative or regulatory changes and increases in personal or commercial customers' bankruptcies.

OVERVIEW

For the six months ended June 30, 2000, the Company reported net income of $2,925,000, or $.58 earnings per diluted share compared to a net income of $2,650,000 or $.52 earnings per diluted share for the same period of the prior year. The annualized return on average assets was 1.29% for the six months ended June 30, 2000 compared to 1.35% for the same period of the prior year. The annualized return on average shareholders' equity for the six months ended June 30, 2000 and 1999 was 12.17% and 12.21%, respectively. Included in the second quarter, were one-time noninterest expenses associated with the merger of East County Bank that approximated $350,000 on an after-tax basis. Such expenses included an accrual for executive severance payments, an accrual for executive employment contract payments, conversion programming costs and other one-time expenses. Excluding such one-time items, pro-forma earnings for the six months ended June 30, 2000 would have approximated $3.3 million, or $.65 per diluted share. Pro-forma return on assets would have increased to 1.44% and pro-forma return on equity would have increased to 13.62%.

RESULTS OF OPERATIONS

Net interest income for the six months ended June 30, 2000, was $13.9 million, increasing $3.5 million or 33.6% from net interest income of $10.4 million for the same period in 1999. The increase in net interest income was primarily due to increases in the volume and the yield of average earning assets.

Total interest income for the first six months of 2000 equaled $19.1 million, an increase of $4.6 million over total interest income for the same period in 1999. The increase in total interest income is primarily attributed to the increases in the volume and the weighted average yield on those assets. Total average earning assets increased $49.9 million or 13.4% to $420.7 million for the first six months of 2000 compared to $370.9 million for the same period in 1999. The weighted average yield of earning assets increased to 9.28% for the first half of 2000 relative to 8.02% for the same period of the prior year. The increase in the yield is attributed to a higher interest rate environment of the current year.

The following table presents an analysis of the components of net interest income for the first six months ended June 30, 2000 and 1999.

                                                                     Six months ended June 30,
                                            -----------------------------------------------------------------------
                                                            2000                                 1999
                                            --------------------------------     ----------------------------------
dollars in thousands                                     Interest    Rates                    Interest      Rates
                                             Average     Income\     Earned\      Average     Income\      Earned\
                                             Balance     Expense   /2/ Paid       Balance     Expense     /2/ Paid
                                            ----------   --------    -------     ----------   --------    ---------
ASSETS
Securities available for sale                $ 34,423     $  1,105      6.45%     $   36,365   $  1,128       6.25%
Securities held to maturity:
  U.S. Treasury securities                        555           18      6.37%              -          -          -
  U.S. Government agencies                     24,282          661      5.47%         19,895        531       5.38%
  Municipal securities /(1)/                   20,888          776      7.47%         16,763        606       7.29%
Other securities                                1,904           76      8.00%          2,318         64       5.53%
Federal funds sold and securities
  purchased under agreements to resell          4,179          120      5.76%         51,508      1,199       4.70%
Loans: /2/,/3/
  Commercial                                  200,041       10,187     10.24%        153,914      7,145       9.36%
  Real estate-construction                     13,772          707     10.32%          8,545        401       9.47%
  Real estate-other                           100,208        4,851      9.73%         65,845      2,974       9.11%
  Installment and other                        20,471          904      8.88%         15,704        706       9.07%
                                            ----------    --------   -------      ----------   --------   --------
  Total Loans                                 334,492       16,649     10.01%        244,008     11,226       9.28%
                                            ----------    --------   -------      ----------   --------   --------
    Total Earning Assets                      420,723       19,405      9.28%        370,857     14,754       8.02%
Cash and due from banks                        24,192                                 18,191
Leasehold improvements and equipment - net      2,037                                  1,613
Interest receivable and other assets           12,945                                  6,020
Foreclosed assets                                 144                                      -
Less allowance for loan loss                   (5,709)                                (4,661)
                                            ----------                            ----------
TOTAL ASSETS                                 $454,332                             $  392,020
                                            ==========                            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Interest bearing:
    Checking                                 $ 34,542          101      0.59%     $   30,572         84       0.55%
    Money market                              119,620        2,053      3.45%        102,453      1,639       3.23%
    Time and savings                          128,193        2,935      4.60%        115,375      2,458       4.30%
    Other borrowed funds                        6,126          198      6.50%              -          -          -
                                            ----------    --------                ----------   --------   --------
Total interest bearing liabilities            288,481        5,287      3.69%        248,400      4,181       3.38%
Demand deposits                               112,376                                 94,930
Other liabilities                               5,401                                  5,287
Shareholders' equity                           48,074                                 43,403
                                            ----------                            ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $454,332                             $  392,020
                                            ==========                            ==========

Net Interest Income                                       $ 14,118                             $ 10,573
                                                          ========                             ========

Net Interest Margin                                                     6.75%                                 5.75%
                                                                     =======                              ========

Tax Equivalent Adjustment /(1)/                           $    263                             $    206
                                                          ========                             ========
----------------------------------------------------------------------------------------------------------------------------------

(1) Tax-exempt interest income on municipal securities is computed using a Federal income tax rate of 34%. Interest on municipal securities was $513,000 and $400,000 for June 30, 2000 and 1999, respectively. (2) Non-performing loans have been included in the average loan balances. Interest income is included on non-accrual loans only to the extent cash payments have been received. (3) Interest income loan fees on commercial loans of $205,000 and $254,000 for June 30, 2000 and 1999, respectively; fees on real estate loans of $245,000 and $141,000 for June 30, 2000 and 1999, respectively; and fees on installment and other loans of $17,000 and $16,000 for June 30, 2000 and 1999, respectively.

The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the six-month periods ended June 30, 2000 and 1999.

                                                  Analysis of Changes in Net Interest Income
                                                     Increase (Decrease) Due to Changes in

dollars in thousands

                                                            Volume  /1/       Rate   /2/      Total
                                                          --------------    -------------   ---------
Increase (decrease) in interest income:
Securities available for sale                                $     (57)       $     34      $    (23)
Securities held to maturity:
U.S. Treasury securities                                            18               -            18
U.S. Government agencies                                           119              11           130
Municipal securities                                               151              19           170
Other securities                                                   (11)             23            12
Federal funds sold                                              (1,101)             22        (1,079)
Loans:
Commercial                                                       2,164             878         3,042
Real estate-construction                                           248              58           306
Real estate-other                                                1,564             313         1,877
Installment and other                                              217             (19)          198
                                                             ---------        --------      --------
Total Loans                                                      4,193           1,230         5,423
                                                             ---------        --------      --------
Total increase                                               $   3,312        $  1,339      $  4,651
                                                             =========        ========      ========
(Increase) decrease in interest expense:
Deposits:
Interest bearing checking                                    $     (11)       $     (6)     $    (17)
Money market                                                      (281)           (133)         (414)
Savings and time                                                  (281)           (196)         (477)
Other borrowed funds                                              (198)              -          (198)
                                                             ---------        --------      --------
Total increase                                                    (771)            335        (1,106)
                                                             ---------        --------      --------
Total change in net interest income                          $   2,541        $  1,004      $  3,545
                                                             =========        ========      ========

(1) Changes not solely attributed to rate or volume have been allocated to volume.
(2) Loan fees are reflected in rate volumes.


Total interest expense for the first six months of 2000 was $5.3 million, an increase of $1.1 million or 26.5% relative to $4.2 million for the first six months of 1999. The increase in interest expense reflects the increases in the volume and the weighted average rate paid on interest earning liabilities. Average interest bearing liabilities were $288.5 million for the first six months of 2000 as compared to $248.4 million for the same period of the prior year, an increase of $40.1 million or 16.1%. The weighted average rate paid on these liabilities increased 31 basis points to 3.69% for the first six months of 2000 from 3.38% for the same period of 1999. The increase in the average rate is attributed to a higher interest rate environment for deposits.

Net Interest Margin

Net interest margin increased 100 basis points to 6.75% for the six months ended June 30, 2000, from 5.75% for the same period of the prior year. The increase in the margin is attributed to a greater increase in average rate earned on earning assets of 126 basis points relative to the increase in the average rate paid on interest bearing deposits of 31 basis points.

Provision for Loan Losses

The provision for loan losses is charged to operations and creates an allowance for future loan losses. The amount of the provision is dependent on many factors which include the amount of the allowance for loan losses, growth in the loan portfolio, net charges against the allowance, changes in the composition of the portfolio, the number and dollar amount of delinquent loans, assessment of the overall quality of the portfolio, value of the collateral on problem loans, recommendations by regulatory authorities and general economic conditions among others. The provision for loan losses for the six months ended June 30, 2000, was $375,000 as compared to $90,000 for the six months ended June 30, 1999. The increase in the provision was based principally on the growth in the loan portfolio. See "Allowance for Loan Losses" for further discussion.

Non-Interest Income

Non-interest income for the six months ended June 30, 2000, was $878,000, an increase of $325,000 or 58.8% from the six months ended June 30, 1999. Customer service fees, the largest component of non-interest income, increased $254,000 due to the increase in deposit volume and the addition of the retail deposit base of East County Bank. Retail deposit accounts generally have higher service charges per account as compared to commercial accounts that generally compensate bank services with deposit balances.

Non-Interest Expense

Non-interest expense totaled $9.6 million and $6.5 million for the six months period ended June 30, 2000 and 1999, respectively. Salaries and employee benefits for the six months ended June 30, 2000, increased $1.9 million or 48.0% from the same period in 1999. The increase in salaries and employee benefits is related to the increase in the number of employees associated with the acquisition of East County Bank, the accrual of one-time executive severance and employment contract payments in the second quarter and normal promotional and merit increases. Full time equivalent personnel numbered 157 on June 30, 2000 compared to 116 on June 30, 1999.

Occupancy expense increased with the addition of three East County Bank offices. Increases in the consulting and equipment expenses result from data processing conversion of East County Bank and the increase in goodwill relates to the amortization of goodwill created in the East County Bank merger.

The following table summarizes the significant components of noninterest expense for the dates indicated.

                                                                  Noninterest Expense for the Six Months Ended,
                                                        June 30                June 30                 Dollar                %
(dollars in thousands)                                   2000                    1999                  Change             Change
                                                      -----------            ------------           ------------       -----------
Salaries and related benefits                          $  5,975                 $4,037                  $  1,938             48.0%
Occupancy                                                   711                    549                       162             29.5%
Equipment                                                   655                    509                       146             28.7%
Data processing services                                    210                    204                         6              2.9%
Telephone and postage                                       252                    177                        75             42.4%
Legal fees                                                  108                     78                        30             38.5%
Goodwill and core deposit amortization                      266                     84                       182            216.7%
Marketing                                                   131                    113                        18             15.9%
Consulting fees                                             326                    132                       194            147.0%
Foreclosed asset expenses                                    36                      1                        35           3500.0%
FDIC insurance                                               22                     19                         3             15.8%
Other                                                       919                    637                       282             44.3%
                                                      -----------            ------------           ------------       -----------
TOTAL NONINTEREST EXPENSE                              $  9,611                 $6,540                  $  3,071             47.0%
                                                      ===========            ============           ============       ===========

Provision for Income Taxes

The provisions for income taxes for the first half of 2000 and 1999 were $1,822,000 and $1,640,000, respectively. These provisions represent effective tax rates of 38.4% and 38.2%, respectively.

FINANCIAL CONDITION

Loans

Total loans at June 30, 2000 increased $93.0 million or 32.6% from December 31, 1999 due to the merger with East County Bank in combination with a strong regional economy in 2000 and an overall strong demand for loans. On an unaudited basis, East County Bank had total loans of $49 million on February 29, 2000.

The Bank concentrates its lending activities on commercial, real estate construction and other forms of real estate loans made primarily to businesses. Installment and other consumer loans are generally made to the owners and principals of companies with whom the Bank maintains commercial relationships.

Real estate construction loans as a percentage of total loans were 4.7% at June 30, 2000 and 3.5% at December 31, 1999. The Bank maintains a limited portfolio of real estate construction loans as the risks associated with real estate construction lending are generally considered to be higher relative to other forms of commercial lending. However, the Bank continues to fund real estate construction commitments on a limited basis with stringent underwriting criteria. Other real estate loans consist of mini-perm loans and land acquisition loans that are primarily owner-occupied and are generally granted based on the rental or lease income stream generated by the property.

The following table sets forth the amount of loans outstanding in each category and the percentage of total loans outstanding for each category at the dates indicated.

                                                   June 30, 2000                                      Dec 31, 1999
                                          ---------------------------------             ---------------------------------------
(dollars in thousands)                        Amount                Percent                  Amount                   Percent
                                          -----------        --------------             ------------------        -------------
Commercial                                   $228,289                  60.3%                      $173,124                 60.6%
Real estate - construction                     17,716                   4.7%                        10,053                  3.5%
Real estate - other                           109,919                  29.0%                        85,470                 29.9%
Installment and other                          22,580                   6.0%                        16,890                  5.9%
                                          -----------        --------------             ------------------            ---------
  TOTAL                                      $378,504                 100.0%                      $285,537                100.0%
                                          ===========        ==============             ==================            =========

Foreclosed Assets

Foreclosed assets totaled $164,000 at June 30, 2000, and consisted of one parcel of undeveloped land. The Bank has received an offer for this property and has written-down the book value of the property to approximate the net proceeds anticipated on the transaction.

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

The following table provides information with respect to the Company's past due loans and components of non-performing assets at the dates indicated.

(dollars in thousands)                                 June 30, 2000       Dec 31, 1999        June 30, 1999
                                                       -------------       ------------        -------------
Loans 90 days or more past due and still accruing             $  145             $  193               $  554
Non-accrual loans                                                737                632                  594
Non-accrual SBA guaranteed loans                                 836                  -                    -
Foreclosed assets                                                164                  -                    -
                                                       -------------       ------------        -------------
  Total non-performing assets                                 $1,882             $  825               $1,148
                                                       =============       ============        =============

Non-performing assets to period end loans,
 plus foreclosed assets                                          0.50%             0.29%                0.47%
                                                       --------------      ------------        -------------

The increase in non-performing assets from December 31, 1999 to June 30, 2000 is primarily due to the non-performing SBA loans and the foreclosed asset acquired in the merger with East County Bank. At June 30, 2000, the recorded investment in loans considered to be impaired was $1,573,000, all of which were on a non-accrual basis. Of this total, $977,000 of non-performing loans has supporting collateral or government guarantees that equal or exceed the book value and accordingly do not have an associated allowance for loan loss. Loans totaling $596,000 have an associated allowance for loan loss of $132,000. For the six months ended June 30, 2000, the average recorded investment in impaired loans was $820,000 and no interest income was recognized on impaired loans. If interest income on those loans had been recognized, such income would have approximated $32,000.

The Company has an active credit administrative function, which includes the regular use of an external loan review firm, that periodically reviews all loans to identify potential problem credits using quality standards and criteria similar to those of regulatory agencies. Loans receiving lesser grades are considered to be classified and fall into "substandard," "doubtful," or "loss" categories. Substandard loans are characterized as having one or more defined weaknesses that could result in a loss to the Company if the deficiencies are not corrected. Doubtful loans have the weakness of substandard loans with the added complication that those weaknesses are less likely to be remedied and are of a character that increases the probability of a principal loss. A loan classified as a loss is considered uncollectable and will be discharged against the allowance.

The following table sets forth the classified assets as of the dates indicated.

(dollars in thousands)
                                          June 30, 2000              Dec 31, 1999
                                       ------------------          -----------------
Substandard                                $     9,656                $     8,415
Doubtful
                                                   715                         45
Loss                                                 -                          -
                                       ------------------          -----------------
Total Classified                           $    10,371                $     8,460

Classified Loans to Total Loans                   2.74%                      2.96%

As of June 30, 2000, with the exception of the aforementioned classified loans and non-performing assets, management was not aware of any loan about which it has material reservations regarding the borrower's ability to comply with existing loan repayment terms or which might result in such loans becoming impaired or classified at some future date. Management cannot, however, predict the impact of future economic events or conditions, or the impact such an environment may have on the Company's loan portfolio. Accordingly, there can be no assurances that other loans will not become impaired or classified in the future.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses, the amount of which is based on many factors. See "Provision for Loan Losses". The allowance is increased by recoveries of loans previously charged-off and by provisions charged against earnings and is reduced by loan charge-offs. Loans are charged off when they are judged to be impaired. A loan is considered to be impaired when it becomes probable that the Company will not recognize all amounts due under the original terms of the loan agreement. Recoveries of amounts previously charged off are recorded only when cash is received.

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

The following table summarizes the changes in the allowance for loan losses for the periods indicated:

                                                   Six Months       Year          Six Months
                                                       Ended        Ended           Ended
(dollars in thousands)                            June 30, 2000  Dec 31, 1999   June 30, 1999
                                                  -------------  ------------   -------------
Balance, at beginning of period                       $  4,850      $  4,424     $  4,424
Charge-offs:
  Commercial                                               169           800          500
  Real estate - construction                                 -             -            -
  Real estate - other                                        -             -            -
  Installment and other                                     87             4            -
                                                   ------------  ------------ ------------
    Total charge-offs                                      256           804          500
Recoveries:
  Commercial                                                14           480           84
  Real estate - construction                                 -             -            -
  Real estate - other                                       87           351          217
  Installment and other                                     39            84           69
                                                   ------------  ------------ ------------
    Total recoveries                                       140           915          369
                                                   ------------  ------------ ------------
Net charge-offs                                            116         (111)          131
Provision acquired through merger                        1,108            -             -
Provision charged to operations                            375           315           90
                                                   ------------  ------------ ------------
Balance, at end of period                             $  6,217      $  4,850     $  4,383
                                                   ============  ============ ============
Ratio of net charge-offs to average loans
(annualized)                                              0.07%        -0.04%        0.11%
                                                   ============  ============ ============
Allowance at period end to total loans outstanding        1.64%         1.70%        1.68%
                                                   ============  ============ ============

Investment Portfolio

The Company's Available for Sale portion of the investment portfolio is used primarily for liquidity purposes and the Held to Maturity portion of the portfolio is principally for investment income. The portfolio is primarily composed of US Treasury securities, US government agency instruments and bank qualified municipal obligations.

The table below summarizes the book value and estimated market values of investment securities at the dates indicated.

                                                       June 30, 2000                    December 31, 1999
                                               -------------------------------   --------------------------------
(dollars in thousands)                             Book            Market             Book            Market
                                                   Value           Value             Value            Value
                                               --------------  ---------------   ---------------  ---------------
SECURITIES HELD TO MATURITY:
  U.S. Treasury securities                            $  987          $   987           $     -          $     -
  U.S. government agencies and
    corporation                                       24,209           23,726            24,277           23,773
  Municipal securities                                21,499           21,148            19,105           18,660
  Collateralized mortgage obligations                     27               28                34               35
                                               --------------  ---------------   ---------------  ---------------
    TOTAL                                           $ 46,722         $ 45,889          $ 43,416         $ 42,468
                                               ==============  ===============   ===============  ===============
SECURITIES AVAILABLE FOR SALE:
  U.S. Treasury securities                          $      -         $      -          $  8,003         $  8,015
  U.S. government agencies and corporation            33,259           32,894            24,075           23,650
                                               --------------  ---------------   ---------------  ---------------
    TOTAL                                           $ 33,259         $ 32,894          $ 32,078         $ 31,665
                                               ==============  ===============   ===============  ===============

Deposits

Total deposits increased $100.7 million or 30.1% to $435.4 million as of June 30, 2000, from $334.7 million as of December 31, 1999. The increase includes the addition of East County Bank deposits. On an unaudited basis, East County Bank had deposits of approximately $72 million on February 29, 2000.

For the six months ended June 30, 2000, average deposits totaled $394.7 million, an increase of $51.4 million or 15.0% from $334.7 million for the same period in 1999. In addition to the deposits acquired from East County Bank, management attributes the increase in deposits to strong regional economy and an increase in the loan demand. The Company emphasizes developing total banking relationships with its customers as a means of increasing its core deposit base. Accordingly, the Company expects a correlation between total loans and total deposits such that deposits are expected to increase as loan volume increases.

The table below sets forth information regarding the Bank's average deposits by amount and percentage of total deposits for the six months ended June 30, 2000 and 1999.

                                                                        Average Deposits
                                            -----------------------------------------------------------------------------
                                                                     Six Months Ended June 30,
                                            -----------------------------------------------------------------------------
(dollars in thousands)                                      2000                                     1999
                                            ------------------------------------     ------------------------------------
                                               Amount            Percentage             Amount              Percentage
                                            --------------     ---------------       --------------       ---------------
Demand accounts                                 $ 112,376             28.4%               $ 94,930             27.7%
Interest-bearing checking                          34,542              8.8%                 30,572              8.9%
Money market                                      119,620             30.3%                102,453             29.8%
Savings and time                                  128,193             32.5%                115,375             33.6%
                                            --------------       -----------         --------------       -----------
     Total                                      $ 394,731            100.0%              $ 343,330            100.0%
                                            ==============       ===========         ==============       ===========

Certificates of deposit over $100,000 are generally considered a higher cost and less stable form of funding than lower denomination deposits and may represent a greater risk of interest rate and volume volatility than small retail deposits. Time certificates of $100,000 or more at June 30, 2000, had the following schedule of maturities:

(dollars in thousands)                              Total Maturing
                                                -------------------
Three months or less                                  $     57,639
After three months through six months                       24,485
After six months through twelve months                       4,851
After twelve months                                          1,783
                                                -------------------
    Total                                             $     88,758
                                                ===================


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

To augment liquidity, the Bank has informal federal funds borrowing arrangements with correspondent banks totaling $35.0 million. The Bank is a member of the Federal Home Loan Bank of San Francisco and through membership has the ability to pledge qualifying collateral for short term (up to six months) and long-term (up to five years) borrowing. At June 30, 2000, the Bank had no outstanding borrowings against these arrangements. Additionally, at June 30, 2000, unpledged government securities that are available to secure additional borrowing in the form of reverse repurchase agreements totaled approximately $49.3 million. At June 30, 2000, the Bank had no reverse repurchase agreements.

The liquidity position of the Company improved during the first half of 2000 from December 31, 1999. Cash and cash equivalents of $119.1 million were provided by the increase in deposits and the proceeds of short-term investing. Cash and cash equivalents of $6.0 million and $98.9 million were consumed by operating and investing, respectively, to fund loan growth.

The liquidity position of the Company may be expressed as a ratio defined as (a) cash, Federal funds sold, other unpledged short term investments and marketable securities, including those maturing after one year, divided by (b) total assets less pledged securities. Using this definition, the liquidity position at June 30, 2000 was 21.3%, consistent with the ratio at December 31, 1999 of 23.6%.

Part of the Bank's normal lending activity involves making commitments to extend credit. One risk associated with loan commitments is the demand on the Bank's liquidity that would result if a significant portion of the commitments were unexpectedly funded at one time. The Bank assesses the likelihood of projected funding requirements by reviewing historical patterns, current and forecasted economic conditions and individual funding needs.

On a stand-alone basis, the Company's primary source of liquidity is dividends from the Bank. The ability of the Bank to pay dividends is subject to regulatory approval.

Capital Resources

Total shareholders' equity increased to $49.4 million at June 30, 2000, from $46.2 million at December 31, 1999, reflecting retained income of $2,925,000 for the first half of 2000 and proceeds from the exercise of stock options of $279,000.

The Company and the Bank are subject to capital adequacy guidelines issued by the Federal Reserve Board of Governors that require a minimum risk-based capital ratio of 8%. At least 4% must be in the form of "Tier 1" capital which consists of common equity, non-cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries. "Tier 2" capital consists of cumulative and limited-life preferred stock, mandatory convertible securities, subordinated debt and, subject to certain limitations, the allowance for loan losses. General loan loss reserves included in Tier 2 capital cannot exceed 1.25% of risk-weighted assets.

At June 30, 2000, the Company's total risk-based capital ratio was 10.52%. The following table presents the Company's risk-based capital and leverage ratios as of June 30, 2000, and December 31, 1999.

                                                                                                   Minimum Capital
                                                                                                  Requirements To Be
                                                                                             Considered Well Capitalized
                                                                        Minimum                  Under Prompt Corrective
(dollars in thousand)                     Actual                 Capital Requirements              Action Provisions
                               ----------------------------   ----------------------------   ----------------------------
                                  Amount          Ratio         Amount           Ratio          Amount          Ratio
                               -------------   ------------   ------------   -------------   -------------    -----------
As of June 30, 2000:

  Total Capital
    (to Risk Weighted Assets)       $46,028         10.52%        $35,012           8.00%         $43,765         10.00%

  Tier 1 Capital
    (to Risk Weighted Assets)        40,548          9.26%         17,506           4.00%          26,259          6.00%

  Tier 1 Capital
    (to Average Assets)              40,548          9.11%         17,809           4.00%          22,261          5.00%


As of December 31, 1999:

  Total Capital
    (to Risk Weighted Assets)       $50,070         14.48%        $27,666           8.00%         $34,582         10.00%

  Tier 1 Capital
    (to Risk Weighted Assets)        45,741         13.23%         13,833           4.00%          20,749          6.00%

  Tier 1 Capital
    (to Average Assets)              45,741         11.80%         15,505           4.00%          19,381          5.00%

Year 2000

For the past several years, the Company has been working to resolve the potential impact of Year 2000 on its computer systems. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. A time-sensitive program could interpret a date using "00" as 1900 rather than the year 2000 and such interpretation could result in major miscalculations or system failure. The Company also identified and contacted customers with material loan or deposit balances to insure they were prepared to meet the Year 2000 processing requirements. Further, the Company took steps to avoid disruptions on February 29, 2000, the first leap year in the new millennium.

The Company did not experience any failures or other disruptions of its computerized systems resulting from the Year 2000 nor does it have any information that indicates its customers or service providers were negatively impacted by Year 2000 related issues.

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

The Company's balance sheet was liability sensitive at June 30, 2000, due to the amount of fixed rate assets. Generally, if more liabilities than assets reprice at a given time in a rising rate environment, net interest income will deteriorate, and in a declining rate environment, net interest income would increase. Management believes there has been no significant change in the Bank's market risk exposure disclosed in the Company's Annual Report on Form 10-K for the year December 31, 1999.

Part II.  OTHER INFORMATION

Item 1.      Legal Proceedings - None

Item 2.      Changes in Securities - None

Item 3.      Defaults Upon Senior Securities - None

Item 4.      Submission of Matters to a Vote of Security Holders

             (a) The annual meeting of shareholders of Civic BanCorp was held on May 4, 2000.

             (b) With respect to the election of directors at the annual meeting of shareholders on May 4, 2000, (i) proxies were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934,
             (ii) there was no solicitation in opposition to management's nominees as listed in the proxy statement, and (iii) all such nominees were elected.

             (c) At the meeting, shareholders approved the 2000 Employee Stock Option Plan as described in the proxy statement. The Plan was approved by 2,816,035 votes in favor, 565,459 votes against and 7,531 votes abstaining.

             (d) At the meeting, shareholders ratified the selection of KPMG LLP as independent accountants as described in the proxy statement. The selection was approved by 4,234,522 votes in favor, 11,716 votes against and 9,814 votes abstaining.

             The total number of shares of the Company's common stock outstanding as of March 7, 2000, the record date of the annual meeting was 4,682,889.

Item 5.      Other Information - None

Item 6. Exhibits and Reports on Form 8-K - There were no reports on Form 8-K during the period.

Exhibit No.

    27.      Financial Data Schedule.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.




                                  CIVIC BANCORP
                                  -------------
                                  (Registrant)




Date: August 8, 2000                  By:  /s/ Herbert C. Foster
                                          -------------------------------------
                                             Herbert C. Foster
                                             President
                                             Chief Executive Officer

                                      By:  /s/ Gerald J. Brown
                                          -------------------------------------
                                             Gerald J. Brown
                                             Chief Financial Officer
                                             Principal Accounting Officer