Form 10-Q
period 2000-09-30
CIVIC BANCORP
filed 2000-11-13
CIK 747205

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                      OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                 For the transition period from _____to ______

                          Commission File No. 0-13287

                                 CIVIC BANCORP
                        2101 Webster Street, 14th Floor
                              Oakland, CA  94612
                                (510) 836-6500

Incorporated in California                  I.R.S. Employer Identification No.
                                                       68-0022322


The number of shares of common stock outstanding as of the close of business on November 1, 2000.

          Class                                     Number of Shares Outstanding
          -----                                     ----------------------------

          Common Stock                                      4,954,580

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

PART I. Item 1.     Unaudited Financial Statements

                    Consolidated Balance Sheets -
                    September 30, 2000, and
                    December 31, 1999                                                           3

                    Consolidated Statements of Income -
                    Three Months Ended September 30, 2000, and
                    September 30, 1999, and Nine Months Ended
                    September 30, 2000, and September 30, 1999                                  4

                    Consolidated Statements of Cash Flows -
                    Nine Months Ended September 30, 2000, and
                    September 30, 1999                                                          5

                    Consolidated Statements of Comprehensive
                    Income - Three Months Ended September 30, 2000,
                    and September 30, 1999, and Nine Months Ended
                    September 30, 2000, and September 30, 1999                                  6

        Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                                                  8

        Item 3.     Quantitative and Qualitative Disclosures About Market Risk                 18

PART II.            Other Information                                                          20


SIGNATURES                                                                                     21

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         CIVIC BANCORP AND SUBSIDIARY
                         ----------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (unaudited)



                                                                            September 30         December 31
(dollars in thousands)                                                          2000                 1999
                                                                           --------------       -------------

ASSETS
------
Cash and due from banks                                                          $ 27,753            $ 12,205
Federal funds sold                                                                      -               7,500
                                                                           --------------       -------------
   Total cash and cash equivalents                                                 27,753              19,705
Securities available for sale                                                      29,215              31,665
Securities held to maturity
  (market value of $45,993
   and $42,468, respectively)                                                      46,414              43,416
Other securities                                                                    1,718               2,126
Loans:
  Commercial                                                                      229,093             173,124
  Real estate-construction                                                         13,586              10,053
  Real estate-other                                                               110,958              85,470
  Installment and other                                                            21,557              16,890
                                                                           --------------       -------------
  Total loans                                                                     375,194             285,537
Less allowance for loan losses                                                      6,472               4,850
                                                                           --------------       -------------
  Loans - net                                                                     368,722             280,687
Interest receivable and other assets                                                9,859               5,544
Intangible Assets - net                                                             8,923                 607
Leasehold improvements and equipment - net                                          2,442               1,621
Foreclosed assets                                                                     164                   -
                                                                           --------------       -------------
TOTAL ASSETS                                                                    $ 495,210           $ 385,371
                                                                           ==============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
LIABILITIES
Deposits:
  Noninterest-bearing                                                            $ 77,826            $ 65,277
  Interest-bearing:
    Checking                                                                        8,363              11,851
    Money market                                                                  216,358             160,432
    Time and savings                                                              124,484              97,154
                                                                           --------------       -------------
  Total deposits                                                                  427,031             334,714
Other borrowings                                                                   12,100
Accrued interest payable and other liabilities                                      4,571               4,453
                                                                           --------------       -------------
Total liabilities                                                                 443,702             339,167

COMMITMENTS AND CONTINGENCIES                                                           -                   -

SHAREHOLDERS' EQUITY
Preferred stock no par value; authorized,
   10,000,000 shares; none issued or outstanding
Common stock no par value; authorized,
   10,000,000 shares; issued and outstanding,
  4,954,580 and 4,908,132 shares, respectively                                     38,100              34,751
Retained earnings, (subsequent to July 1, 1996
  date of quasi-reorganization, total deficit
  eliminated $5.5 million)                                                         13,445              11,701
Accumulated other comprehensive loss - net                                            (37)               (248)
                                                                           --------------       -------------
Total shareholders' equity                                                         51,508              46,204
                                                                           --------------       -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 495,210           $ 385,371
                                                                           ==============       =============


See accompanying notes to unaudited consolidated financial statements

                         CIVIC BANCORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (unaudited)

                                                         Three Months Ended Sept. 30,      Nine Months Ended Sept. 30,
                                                         ----------------------------      ---------------------------
(dollars in thousands)
                                                            2000              1999            2000              1999
                                                         ----------        ----------      ---------         ----------
INTEREST INCOME:
Loans                                                      $ 9,722          $ 6,410         $ 26,371          $ 17,636
Taxable securities                                             890              959            2,750             2,682
Tax exempt securities                                          251              223              764               623
Federal funds sold                                              34               47              154             1,246
                                                         ---------        ---------        ---------         ---------
Total interest income                                       10,897            7,639           30,039            22,187

INTEREST EXPENSE:
Deposits                                                     3,050            1,948            8,139             6,129
Other borrowings                                               170               12              368                12
                                                         ---------        ---------        ---------         ---------
Total interest expense                                       3,220            1,960            8,507             6,141
                                                         ---------        ---------        ---------         ---------
NET INTEREST INCOME                                          7,677            5,679           21,532            16,046
Provision for loan losses                                      225               75              600               165
                                                         ---------        ---------        ---------         ---------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                  7,452            5,604           20,932            15,881
                                                         ---------        ---------        ---------         ---------
NONINTEREST INCOME:
Customer service fees                                          417              260            1,098               687
Other                                                          130              348              327               474
                                                         ---------        ---------        ---------         ---------
Total noninterest income                                       547              608            1,425             1,161

NONINTEREST EXPENSE:
Salaries and employee benefits                               3,010            2,096            8,985             6,133
Occupancy                                                      412              279            1,123               828
Equipment                                                      385              245            1,040               754
Data processing services                                       116              101              326               305
Telephone and postage                                          128               86              380               263
Consulting fees                                                 75               66              401               198
Marketing                                                       80               53              211               166
Legal fees                                                      76               50              184               128
Goodwill and core deposit amortization                         182               42              448               126
FDIC insurance                                                  27               11               49                30
Foreclosed asset expense                                         -                -               36                 1
Other                                                          458              473            1,377             1,111
                                                         ---------        ---------        ---------         ---------
Total other expenses                                         4,949            3,502           14,560            10,043
                                                         ---------        ---------        ---------         ---------
INCOME BEFORE INCOME TAXES                                   3,050            2,710            7,797             6,999
Income tax expense                                           1,165            1,035            2,987             2,674
                                                         ---------        ---------        ---------         ---------
NET INCOME                                                 $ 1,885          $ 1,675          $ 4,810           $ 4,325
                                                         =========        =========        =========         =========
BASIC EARNINGS PER COMMON SHARE                            $  0.38          $  0.34           $ 0.97            $ 0.87
                                                         =========        =========        =========         =========
DILUTED EARNINGS PER COMMON SHARE                          $  0.37          $  0.33           $ 0.95            $ 0.85
                                                         =========        =========        =========         =========
Weighted average shares outstanding used to
   compute basic earnings per common share               4,953,953        4,944,458        4,942,608            4,963,701
Dilutive effects of stock options                          152,428          144,601          124,512              145,707
                                                         ---------        ---------        ---------         ---------
Weighted average shares outstanding used to
   compute diluted earnings per common share             5,106,381        5,089,059        5,067,120            5,109,408
                                                         =========        =========        =========         =========

     See accompanying notes to unaudited consolidated financial statements

                         CIVIC BANCORP AND SUBSIDIARY
                         ----------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (unaudited)

(dollars in thousands)
                                                                                       Nine Months Ended Sept. 30,
                                                                                    --------------------------------
                                                                                       2000                   1999
                                                                                    -----------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                            $ 4,810              $ 4,325
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Provision for loan losses                                                               600                  165
    Depreciation and amortization                                                         1,294                  945
    Gain on sale of foreclsed asset                                                           -                  (67)
    Write-down on foreclosed asset                                                           36                    -
    Increase (decrease) in deferred loan fees                                               226                  146
  Change in assets and liabilities:
    Increase in interest receivable and other assets                                     (4,315)                (121)
    Decrease in accrued interest payable and other liabilities                              (22)                (935)
                                                                                    -----------            ---------
Net cash provided by operating activities                                                 2,629                4,458

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                   (1,507)                (461)
  Proceeds from sales of foreclosed assets                                                    -                   67
  Net increase in loans                                                                 (90,169)             (46,799)
  Acquisition, net of cash acquired                                                      (7,655)                   -
  Activities in securities held to maturity:
    Proceeds from maturing securities                                                     1,585                   23
    Purchases of securities                                                              (4,319)             (11,311)
  Activities in securities available for sale:
    Proceeds from maturing securities                                                    16,000               10,000
    Purchases of securities                                                             (13,216)             (15,974)
                                                                                    -----------            ---------
Net cash used by investing activities                                                   (99,281)             (64,455)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                                                     286                  769
Purchase of common stock                                                                      -               (1,845)
Cash paid in lieu of fractional shares                                                       (3)                  (3)
Proceeds from short-term borrowing                                                       12,100                    -
Net increase (decrease) in deposits                                                      92,317               (6,711)
                                                                                    -----------            ---------
Net cash provided (used) by financing activities                                        104,700               (7,790)
                                                                                    -----------            ---------

Net increase (decrease) in cash and cash equivalents                                      8,048              (67,787)

Cash and cash equivalents at beginning of period                                         19,705               88,304
                                                                                    -----------            ---------
Cash and cash equivalents at end of period                                             $ 27,753             $ 20,517
                                                                                    ===========            =========
Cash paid during period for:
  Interest                                                                              $ 8,485              $ 6,588
                                                                                    ===========            =========
  Income taxes                                                                          $ 3,906              $ 2,375
                                                                                    ===========            =========

Supplemental schedule of non-cash investing activity:
Fair value of assets acquired                                                          $ 87,219               $    -
Liabilities assumed                                                                    $ 72,614               $    -
Cash paid for capital stock                                                            $ 14,605               $    -


See accompanying notes to unaudited consolidated financial statements

                         CIVIC BANCORP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (unaudited)


(dollars in thousands)                                          Three Months Ended Sept. 30,           Nine Months Ended Sept. 30,
                                                              ----------------------------------    --------------------------------
                                                                  2000                1999               2000                1999
                                                              --------------     ---------------    ----------------    ------------
Net Income                                                       $ 1,885             $ 1,675            $ 4,810             $ 4,325

Other Comprehensive Income:
Unrealized gain (loss) on securities available for sale              303                (125)               351               (701)
Income tax expense related to unrealized loss
     on securities available for sale                               (121)                 50               (140)               280
                                                              --------------     ---------------    ----------------   -------------
Other Comprehensive Income (Loss)                                    182                 (75)               211               (421)
                                                              --------------     ---------------    ----------------   -------------
COMPREHENSIVE INCOME                                             $ 2,067             $ 1,600            $ 5,021             $ 3,904
                                                              ==============     ===============    ================   =============

See accompanying notes to unaudited consolidated financial statements.

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

3. BUSINESS COMBINATION

   On February 29, 2000, CivicBank of Commerce acquired East County Bank for approximately $14.6 million in cash. East County Bank is a community bank headquartered in Antioch, California with two branches in Concord and Walnut Creek serving businesses and individuals in Contra Costa County. Unaudited total assets of East County Bank were approximately $79 million. The transaction was treated as a purchase for accounting purposes with goodwill amortized on a straight-line basis over 15 years. The results of operations of the acquired enterprise from March 1 through September 30 are included in the income statement of Civic BanCorp.

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

Pro-forma results of operations:
(dollars in thousands except per share)
Unaudited

                                         Nine Months Ended September 30,
                                             2000               1999
                                         --------------     --------------
Net Interest Income                         $ 22,281           $  20,829
Net Income                                  $  4,854           $   4,833
Diluted Earnings per Share                  $   0.95           $    0.98

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

OVERVIEW

For the nine months ended September 30, 2000, the Company reported net income of $4,810,000, or $.95 earnings per diluted share compared to a net income of $4,325,000 or $.85 earnings per diluted share for the same period of the prior year. The annualized return on average assets was 1.37% for the nine months ended September 30, 2000 compared to 1.48% for the same period of the prior year. The annualized return on average shareholders' equity for the nine months ended September 30, 2000 and 1999 was 13.12% and 13.12%, respectively. Included in the second quarter, were one-time noninterest expenses associated with the merger of East County Bank that approximated $350,000 on an after-tax basis. Such expenses included an accrual for executive severance payments, an accrual for executive employment contract payments, conversion programming costs and other one-time expenses. Excluding such one-time items, pro-forma earnings for the nine months ended September 30, 2000 would have approximated $5.2 million, or $1.02 per diluted share. Pro-forma return on assets would have increased to 1.47% and pro-forma return on equity would have increased to 14.08%.

RESULTS OF OPERATIONS

Net interest income for the nine months ended September 30, 2000, was $21.5 million, increasing $5.5 million or 34.2% from net interest income of $16.0 million for the same period in 1999. The increase in net interest income was primarily due to increases in the volume and the yield of average earning assets.

Total interest income for the first nine months of 2000 equaled $30.0 million, an increase of $7.9 million over total interest income for the same period in 1999. The increase in total interest income is primarily attributed to the increases in the volume and the weighted average yield on those assets. Total average earning assets increased $65.9 million or 18.0% to $433.0 million for the first nine months of 2000 compared to $367.1 million for the same period in 1999. The weighted average yield of earning assets increased to 9.39% for the first half of 2000 relative to 8.02% for the same period of the prior year. The increase in the yield is attributed to a higher interest rate environment of the current year.

The following table presents an analysis of the components of net interest income for the first nine months ended September 30, 2000 and 1999.

                                                                        Nine months ended September 30,
                                             --------------------------------------------------------------------------------------
                                                               2000                                       1999
                                             ---------------------------------------  ---------------------------------------------
dollars in thousands                                          Interest       Rates                       Interest         Rates
                                                Average       Income\        Earned\      Average        Income\         Earned\
                                                Balance       Expense    /2/  Paid        Balance        Expense     /2/  Paid
                                              -----------   -----------  -----------   -----------     -----------      -----------
ASSETS
Securities available for sale                 $   33,622    $   1,622         6.44%    $   37,162      $    1,723           6.20%
Securities held to maturity:
  U.S. Treasury securities                           700           34         6.40%            -               -               -
  U.S. Government agencies                        24,262          991         5.45%       210,404             862           5.38%
  Municipal securities            /(1)/           21,041        1,160         7.37%        17,522             944           7.21%
Other securities                                   1,888          103         7.27%         2,355              97           5.52%
Federal funds sold and securities
  purchased under agreements to resell             3,492          154         5.88%        35,416           1,246           4.70%
Loans:    /2,3/
  Commercial                                     208,486       16,132        10.34%       159,401          11,215           9.41%
  Real estate-construction                        14,929        1,170        10.47%         8,903             631           9.48%
  Real estate-other                              103,402        7,601         9.82%        69,637           4,758           9.13%
  Installment and other                           21,210        1,468         9.25%        15,319           1,032           9.01%
                                              -----------   ------------ -----------   -----------     -----------      -----------
  Total Loans                                    348,027       26,371        10.12%       253,260          17,636           9.31%
                                               ----------   ------------ -----------   -----------     -----------      -----------
    Total Earning Assets                         433,032       30,435         9.39%       367,119          22,508           8.20%
Cash and due from banks                           24,424                                   18,167
Leasehold improvements and equipment - net         2,162                                    1,610
Interest receivable and other assets              14,707                                    6,109
Foreclosed assets                                    150                                        -
Less allowance for loan loss                      (5,925)                                  (4,603)
                                               -----------                             -----------
TOTAL ASSETS                                   $ 468,550                               $  388,402
                                               ===========                             ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Interest bearing:
    Checking                                   $  36,015          155         0.57%    $   32,106             128           0.53%
    Money market                                 125,283        3,402         3.63%       101,169           2,456           3.25%
    Time and savings                             129,290        4,582         4.73%       111,422           3,545           4.25%
    Other borrowed funds                           7,224          368         6.81%           273              12           5.81%
                                               ----------   ------------ ----------    -----------     -----------      -----------
Total interest bearing liabilities               297,812        8,507         3.82%       244,970           6,141           3.35%
Demand deposits                                  116,372                                   94,206
Other liabilities                                  5,491                                    5,260
Shareholders' equity                              48,875                                   43,966
                                               ----------                              -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 468,550                               $  388,402
                                               ==========                              ===========

Net Interest Income                                         $ 21,928                                   $  16,367
                                                            ============                               ===========

Net Interest Margin                                                           6.76%                                         5.96%
                                                                         ==========                                     ===========

Tax Equivalent Adjustment         /(1)/                     $    396                                   $     321
                                                            ============                               ===========
------------------------------------------------------------------------------------------------------------------------------------

(1) The tax-equivalent income adjustment on municipal securities is computed using a Federal income tax rate of 34%. Interest on municipal securities was $764,000 and $623,000 for September 30, 2000 and 1999, respectively. (2) Non-performing loans have been included in the average loan balances. Interest income is included on non-accrual loans only to the extent cash payments have been received. (3) Interest income includes loan fees on commercial loans of $311,000 and $356,000 for September 30, 2000 and 1999, respectively; fees on real estate loans of $366,000 and $238,000 for September 30, 2000 and 1999, respectively; and fees on installment and other loans of $23,000 and $21,000 for September 30, 2000 and 1999, respectively.

The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the nine-month periods ended September 30, 2000 and 1999.


              Analysis of Changes in Interest Income and Expense

in thousands
                                                        Volume  /1/            Rate  /2/             Total
                                                   ------------        -------------         --------------
Increase (decrease) in interest income:
Securities available for sale                           $ (162)                $ 61                 $ (101)
Securities held to maturity:
  U.S. Treasury securities                                  34                    -                     34
  U.S. Government agencies                                 115                   14                    129
  Municipal securities                                     191                   25                    216
Other securities                                           (19)                  25                      6
Federal funds sold                                      (1,123)                  31                 (1,092)
Loans:
  Commercial                                             3,468                1,449                  4,917
  Real estate-construction                                 428                  111                    539
  Real estate-other                                      2,308                  535                  2,843
  Installment and other                                    398                   38                    436
                                                   ------------        -------------         --------------
 Total Loans                                             6,602                2,133                  8,735
                                                   ------------        -------------         --------------
Total increase                                         $ 5,638              $ 2,289                $ 7,927
                                                   ------------        -------------         --------------

(Increase) decrease in interest expense:
Deposits:
  Interest bearing checking                              $ (15)               $ (12)                 $ (27)
  Money market                                            (593)                (353)                  (946)
  Savings and time                                        (569)                (468)                (1,037)
Other borrowed funds                                      (356)                   -                   (356)
                                                   ------------        -------------         --------------
Total increase                                        $ (1,533)              $ (833)              $ (2,366)
                                                   ------------        -------------         --------------
Total change in net interest income                    $ 4,105              $ 1,456                $ 5,561
                                                   ============        =============         ==============

(1) Changes not solely attributed to rate or volume have been allocated to volume.
(2) Loan fees are reflected in rate volumes.


Total interest expense for the first nine months of 2000 was $8.5 million, an increase of $2.4 million or 38.5% relative to $6.1 million for the first nine months of 1999. The increase in interest expense reflects the increases in the volume and the weighted average rate paid on interest earning liabilities. Average interest bearing liabilities were $297.8 million for the first nine months of 2000 as compared to $245.0 million for the same period of the prior year, an increase of $52.8 million or 21.1%. The weighted average rate paid on these liabilities increased 47 basis points to 3.82% for the first nine months of 2000 from 3.35% for the same period of 1999. The increase in the average rate is attributed to a higher interest rate environment for deposits.

Net Interest Margin

Net interest margin increased 80 basis points to 6.76% for the nine months ended September 30, 2000, from 5.96% for the same period of the prior year. The increase in the margin is attributed to a greater increase in average rate earned on earning assets of 119 basis points relative to the increase in the average rate paid on interest bearing deposits of 47 basis points.

Provision for Loan Losses

The provision for loan losses is charged to operations and creates an allowance for future loan losses. The amount of the provision is dependent on many factors which include the amount of the allowance for loan losses, growth in the loan portfolio, net charges against the allowance, changes in the composition of the portfolio, the number and dollar amount of delinquent loans, assessment of the overall quality of the portfolio, value of the collateral on problem loans, recommendations by regulatory authorities and general economic conditions among others. The provision for loan losses for the nine months ended September 30, 2000, was $600,000 as compared to $165,000 for the nine months ended September 30, 1999. The increase in the provision was based principally on the growth in the loan portfolio. See "Allowance for Loan Losses" for further discussion.

Non-Interest Income

Non-interest income for the nine months ended September 30, 2000, was $1,425,000, an increase of $264,000 or 22.7% from the nine months ended September 30, 1999. Customer service fees, the largest component of non-interest income, increased $411,000 due to the increase in deposit volume and the addition of the retail deposit base of East County Bank. Retail deposit accounts generally have higher service charges per account as compared to commercial accounts that generally compensate bank services with deposit balances.

Non-Interest Expense

Non-interest expense totaled $14.6 million and $10.0 million for the nine month
periods ended September 30, 2000 and 1999, respectively.   Salaries and employee
benefits for the nine months ended September 30, 2000, increased $2.9 million or 48.0% from the same period in 1999. The increase in salaries and employee benefits is related to the increase in the number of employees associated with the acquisition of East County Bank, the accrual of one-time executive severance and employment contract payments in the second quarter and normal promotional and merit increases. Full time equivalent personnel numbered 152 on September 30, 2000 compared to 116 on September 30, 1999.

Occupancy expense increased with the addition of three East County Bank offices. Increases in the consulting and equipment expenses result from data processing conversion of East County Bank and the increase in goodwill relates to the amortization of goodwill created in the East County Bank merger.

The following table summarizes the significant components of noninterest expense for the dates indicated.

                                                                  Noninterest Expense for the Nine Months Ended,
                                                           Sept. 30           Sept. 30            Dollar              %
(dollars in thousands)                                       2000               1999              Change            Change
                                                      -------------------   --------------   ----------------   --------------
Salaries and related benefits                                    $ 8,985          $ 6,133            $ 2,852            46.5%
Occupancy                                                          1,123              828                295            35.6%
Equipment                                                          1,040              754                286            37.9%
Data processing services                                             326              305                 21             6.9%
Telephone and postage                                                380              263                117            44.5%
Consulting fees                                                      401              198                203           102.5%
Marketing                                                            211              166                 45            27.1%
Legal fees                                                           184              128                 56            43.8%
Goodwill and core deposit amortization                               448              126                322           255.6%
FDIC insurance                                                        49               30                 19            63.3%
Foreclosed asset expenses                                             36                1                 35          3500.0%
Other                                                              1,377            1,111                266            23.9%
                                                      -------------------   --------------   ----------------
TOTAL NONINTEREST EXPENSE                                       $ 14,560          $10,043            $ 4,517            45.0%
                                                      ===================   ==============   ================   ==============

Provision for Income Taxes

The provisions for income taxes for the first nine months of the years 2000 and 1999 were $2,987,000 and $2,674,000, respectively. These provisions represent effective tax rates of 38.3% and 38.2%, respectively.

FINANCIAL CONDITION

Loans

Total loans at September 30, 2000 increased $89.7 million or 31.4% from December 31, 1999 due to the merger with East County Bank in combination with a strong regional economy in 2000 and an overall strong demand for loans. On an unaudited basis, East County Bank had total loans of $49 million on February 29, 2000.

The Bank concentrates its lending activities on commercial, real estate construction and other forms of real estate loans made primarily to businesses. Installment and other consumer loans are generally made to the owners and principals of companies with whom the Bank maintains commercial relationships.

Real estate construction loans as a percentage of total loans were 3.6% at September 30, 2000 and 3.5% at December 31, 1999. The Bank maintains a limited portfolio of real estate construction loans as the risks associated with real estate construction lending are generally considered to be higher relative to other forms of commercial lending. However, the Bank continues to fund real estate construction commitments on a limited basis with stringent underwriting criteria. Other real estate loans consist of mini-perm loans and land acquisition loans that are primarily owner-occupied and are generally granted based on the rental or lease income stream generated by the property.

The following table sets forth the amount of loans outstanding in each category and the percentage of total loans outstanding for each category at the dates indicated.

                                                    Sept 30, 2000                        Dec 31, 1999
                                          ----------------------------------   ----------------------------------
(dollars in thousands)                       Amount            Percent            Amount             Percent
                                          -------------------  -------------   -------------------   ------------
Commercial                                         $ 229,093          61.1%             $ 173,124          60.6%
Real estate - construction                            13,586           3.6%                10,053           3.5%
Real estate - other                                  110,958          29.6%                85,470          29.9%
Installment and other                                 21,557           5.7%                16,890           5.9%
                                          -------------------  -------------   -------------------   ------------
  TOTAL                                            $ 375,194         100.0%             $ 285,537         100.0%
                                          ===================  =============   ===================   ============

Foreclosed Assets

Foreclosed assets totaled $164,000 at September 30, 2000, and consisted of one parcel of undeveloped land. The Bank has received an offer for this property and has written-down the book value of the property to approximate the net proceeds anticipated on the transaction.

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

The following table provides information with respect to the Company's past due loans and components of non-performing assets at the dates indicated.

(dollars in thousands)                                          Sept 30, 2000         Dec 31, 1999          Sept 30, 1999
                                                             --------------------  --------------------  --------------------
Loans 90 days or more past due and still accruing                          $ 110                 $ 193                 $ 622
Non-accrual loans                                                            507                   632                   596
Non-accrual SBA guaranteed loans                                             559                     -                     -
Foreclosed assets                                                            164                     -                     -
                                                             --------------------  ------------------------------------------
  Total non-performing assets                                            $ 1,340                 $ 825               $ 1,218
                                                             ====================  ====================  ====================
Non-performing assets to period end loans,
  plus foreclosed assets                                                   0.36%                 0.29%                 0.44%
                                                             ====================  ====================  ====================

The increase in non-performing assets from December 31, 1999 to September 30, 2000 is primarily due to the non-performing SBA loans and the foreclosed asset acquired in the merger with East County Bank. At September 30, 2000, the recorded investment in loans considered to be impaired was $1,066,000, all of which were on a non-accrual basis. Of this total, $566,000 of non-performing loans have supporting collateral or government guarantees that equal or exceed the book value and accordingly do not have an associated allowance for loan loss. Loans totaling $500,000 have an associated allowance for loan loss of $185,000. For the nine months ended September 30, 2000, the average recorded investment in impaired loans was $969,000 and no interest income was recognized on impaired loans. If interest income on those loans had been recognized, such income would have approximated $89,000.

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

The following table sets forth the classified assets as of the dates indicated.

(Dollars in thousands)                  September 30,          December 31,
                                            2000                   1999
                                    --------------------   --------------------
Substandard                                     $ 9,815                $ 8,415
Doubtful                                            630                     45
Loss                                                  -                      -
                                    --------------------   --------------------
Total Classified                               $ 10,445                $ 8,460


Classified Loans to Total Loans                   2.78%                  2.96%

As of September 30, 2000, with the exception of the aforementioned classified loans and non-performing assets, management was not aware of any loan about which it has material reservations regarding the borrower's ability to comply with existing loan repayment terms or which might result in such loans becoming impaired or classified at some future date. Management cannot, however, predict the impact of future economic events or conditions, or the impact such an environment may have on the Company's loan portfolio. Accordingly, there can be no assurances that other loans will not become impaired or classified in the future.

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

The following table summarizes the changes in the allowance for loan losses for the periods indicated:

                                                                     Nine Months           Year           Nine Months
                                                                        Ended             Ended              Ended
(dollars in thousands)                                              Sept 30, 2000      Dec 31, 1999      Sept 30, 1999
                                                                    ---------------   ----------------  ----------------
Balance, at beginning of period                                            $ 4,850            $ 4,424           $ 4,424
Charge-offs:
  Commercial                                                                   169                800               500
  Real estate - construction                                                     -                  -                 -
  Real estate - other                                                            -                  -                 -
  Installment and other                                                         87                  4                 -
                                                                    ---------------   ----------------  ----------------
    Total charge-offs                                                          256                804               500
Recoveries:
  Commercial                                                                    35                480               124
  Real estate - construction                                                     -                  -                 -
  Real estate - other                                                           88                351               280
  Installment and other                                                         47                 84                75
                                                                    ---------------   ----------------  ----------------
    Total recoveries                                                           170                915               479
                                                                    ---------------   ----------------  ----------------
Net charge-offs                                                                 86               (111)               21
Allowance acquired through merger                                            1,108                  -                 -
Provision charged to operations                                                600                315               165
                                                                    ---------------   ----------------  ----------------
Balance, at end of period                                                  $ 6,472            $ 4,850           $ 4,568
                                                                    ===============   ================  ================
Ratio of net charge-offs to average loans (annualized)                       0.03%             -0.04%             0.01%
                                                                    ===============   ================  ================
Allowance at period end to total loans outstanding                           1.72%              1.70%             1.63%
                                                                    ===============   ================  ================

Investment Portfolio

The Company's Available for Sale portion of the investment portfolio is used primarily for liquidity purposes and the Held to Maturity portion of the portfolio is principally for investment income. The portfolio is primarily composed of US Treasury securities, US government agency instruments and bank qualified municipal obligations.

The table below summarizes the book value and estimated market values of investment securities at the dates indicated.

                                                        September 30, 2000                  December 31, 1999
                                                  --------------------------------   ---------------------------------
(dollars in thousands)                                Book             Market             Book             Market
                                                      Value            Value              Value            Value
                                                  --------------  ----------------   ---------------- ----------------
SECURITIES HELD TO MATURITY:
  U.S. Treasury securities                                $ 988             $ 995                $ -              $ -
  U.S. government agencies and
    corporation                                          24,175            23,882             24,277           23,773
  Municipal securities                                   21,228            21,092             19,105           18,660
  Collateralized mortgage obligations                        23                24                 34               35
                                                  --------------  ----------------   ---------------- ----------------
    TOTAL                                              $ 46,414          $ 45,993           $ 43,416         $ 42,468
                                                  ==============  ================   ================ ================
SECURITIES AVAILABLE FOR SALE:
  U.S. Treasury securities                                  $ -               $ -            $ 8,003          $ 8,015
  U.S. government agencies                               29,277            29,215             24,075           23,650
                                                  --------------  ----------------   ---------------- ----------------
    TOTAL                                              $ 29,277          $ 29,215           $ 32,078         $ 31,665
                                                  ==============  ================   ================ ================

Deposits

Total deposits increased $92.3 million or 27.6% to $427.0 million as of September 30, 2000, from $334.7 million as of December 31, 1999. The increase in deposits includes those deposits acquired in the merger with East County Bank. On an unaudited basis, East County Bank had deposits of approximately $72 million on February 29, 2000.

For the nine months ended September 30, 2000, average deposits totaled $407.0 million, an increase of $68.1 million or 20.0% from $338.9 million for the same period in 1999. In addition to the deposits acquired from East County Bank, management attributes the increase in deposits to strong regional economy and an increase in the loan demand. The Company emphasizes developing total banking relationships with its customers as a means of increasing its core deposit base. Accordingly, the Company expects a correlation between total loans and total deposits such that deposits are expected to increase as loan volume increases.

The table below sets forth information regarding the Bank's average deposits by amount and percentage of total deposits for the nine months ended September 30, 2000 and 1999.

                                                                         Average Deposits
                                            -------------------------------------------------------------------------
                                                                 Nine Months Ended September 30,
                                            -----------------------------------------------------------------------------
(dollars in thousands)                                      2000                                     1999
                                            ------------------------------------     ------------------------------------
                                               Amount            Percentage             Amount            Percentage
                                            --------------       ---------------     --------------       ---------------
Demand accounts                                 $ 116,372             28.5%               $ 94,206             27.9%
Interest-bearing checking                          36,015              8.8%                 32,106              9.5%
Money market                                      125,283             30.8%                101,169             29.9%
Savings and time                                  129,290             31.8%                111,422             32.9%
                                            --------------       -----------         --------------       -----------
     Total                                      $ 406,960            100.0%              $ 338,903            100.0%
                                            ==============       ===========         ==============       ===========

Certificates of deposit over $100,000 are generally considered a higher cost and less stable form of funding than lower denomination deposits and may represent a greater risk of interest rate and volume volatility than small retail deposits. Time certificates of $100,000 or more at September 30, 2000, had the following schedule of maturities:

(dollars in thousands)                                       Total Maturing
                                                         -------------------
Three months or less                                     $          40,681
After three months through six months                    $          22,059
After six months through twelve months                   $          19,090
After twelve months                                      $           3,040
                                                         -------------------
    Total                                                $          84,870
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

To augment liquidity, the Bank has informal federal funds borrowing arrangements with correspondent banks totaling $40.0 million. The Bank is a member of the Federal Home Loan Bank of San Francisco and through membership has the ability to pledge qualifying collateral for short term (up to six months) and long-term (up to five years) borrowing. At September 30,

2000, the Bank had no outstanding borrowings against these arrangements. Additionally, at September 30, 2000, unpledged government securities that are available to secure additional borrowing in the form of reverse repurchase agreements totaled approximately $45.5 million. At September 30, 2000, the Bank had no reverse repurchase agreements.

The liquidity position of the Company improved during the first half of 2000 from December 31, 1999. Cash and cash equivalents of $104.7 million were provided by the increase in deposits and the proceeds of short-term investing. Further cash and cash equivalents of $2.6 million were provided by operating activities. Cash and cash equivalents of $99.3 million were consumed by investing activities to fund loan growth.

The liquidity position of the Company may be expressed as a ratio defined as (a) cash, Federal funds sold, other unpledged short term investments and marketable securities, including those maturing after one year, divided by (b) total assets less pledged securities. Using this definition, the liquidity position at September 30, 2000 was 19.8%, which is relatively consistent with the ratio at December 31, 1999 of 23.6%.

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

On a stand-alone basis, the Company's primary source of liquidity is dividends from the Bank. The ability of the Bank to pay dividends is subject to regulatory guidelines.

Capital Resources

Total shareholders' equity increased to $51.5 million at September 30, 2000, from $46.2 million at December 31, 1999, reflecting retained income of $4,810,000 for the first nine months of the year 2000 and proceeds from the exercise of stock options of $286,000.

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

At September 30, 2000, the Company's total risk-based capital ratio was 10.50%. The following table presents the Company's risk-based capital and leverage ratios as of September 30, 2000, and December 31, 1999.

                                                                                                       Minimum Capital
                                                                                                     Requirements To Be
                                                                                                 Considered Well Capitalized
                                                                         Minimum                   Under Prompt Corrective
(dollars in thousand)                      Actual                 Capital Requirements                Action Provisions
                               -----------------------------   ----------------------------    -----------------------------
                                  Amount           Ratio         Amount            Ratio          Amount           Ratio
                               -------------    ------------   ------------    ------------    -------------    ------------
As of September 30, 2000:
  Total Capital
    (to Risk Weighted Assets)       $48,388          10.50%        $36,850           8.00%          $46,063          10.00%
  Tier 1 Capital
    (to Risk Weighted Assets)        42,621           9.25%         18,425           4.00%           27,638           6.00%
  Tier 1 Capital
    (to Average Assets)              42,621           9.10%         18,742           4.00%           23,428           5.00%

As of December 31, 1999:
  Total Capital
    (to Risk Weighted Assets)       $50,070          14.48%        $27,666           8.00%          $34,582          10.00%
  Tier 1 Capital
    (to Risk Weighted Assets)        45,741          13.23%         13,833           4.00%           20,749           6.00%
  Tier 1 Capital
    (to Average Assets)              45,741          11.80%         15,505           4.00%           19,381           5.00%


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

The Company's balance sheet was liability sensitive at September 30, 2000, due to the amount of fixed rate assets. Generally, if more liabilities than assets reprice at a given time in a rising rate environment, net interest income will deteriorate, and in a declining rate environment, net interest income would increase. Management believes there has been no significant change in the Bank's market risk exposure as disclosed in the Company's Annual Report on Form 10-K for the year December 31, 1999.

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



                                 CIVIC BANCORP
                                 -------------
                                 (Registrant)



Date: November 7, 2000              By: /s/ Herbert C. Foster
                                       -----------------------------------------
                                       Herbert C. Foster
                                       President
                                       Chief Executive Officer


                                    By: /s/ Gerald J. Brown
                                       -----------------------------------------
                                       Gerald J. Brown
                                       Chief Financial Officer
                                       Principal Accounting Officer