Form 10-K405
period 2000-12-31
CIVIC BANCORP
filed 2001-03-23
CIK 747205

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)
     /X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
               For the Fiscal Year Ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Aggregate market value of Common Stock (no par value) held by non-affiliates on December 31, 2000 based on closing price on March 1, 2001:
$49,300,000.00.

      Number of shares of Common Stock (no par value) outstanding as of March 1, 2001: 5,000,578.

                     Documents Incorporated by Reference:

                 Document                                   Part of Form 10-K
                 --------                                   -----------------
Proxy Statement for Annual Meeting of Shareholders
          to be held May 3, 2001                                 Part III

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

CivicBank of Commerce
The Bank is a state chartered bank and is a member of the Federal Reserve System. Deposits in the Bank are insured to $100,000 by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a full service commercial bank dedicated to providing personalized services to independent businesses and professional firms with annual sales of $500,000 to $30 million in Alameda, San Francisco, Santa Clara and Contra Costa counties. The Bank also provides banking services to individuals who are owners, partners or principals of these businesses or professional practices, and other corporate executives and professionals. The Bank offers its clients certain customary banking services, such as checking, savings and interest-bearing demand, money market and time deposit accounts; commercial, installment and real estate loans; safe deposit boxes; automated cash management services; collection services; wire and telephone transfer services; courier services; lockbox services; and account reconciliation. The Bank has one operating subsidiary, Pasco Services, Inc., which acts as trustee to perform loan servicing and reconveyance services under deeds of trust held by the Bank and other lenders.

The principal office of the Company and Bank is located at 2101 Webster Street, Oakland, California, 94612. Their telephone number is (510) 836-6500. The Bank has three banking offices in Walnut Creek and additional offices in Fremont, Palo Alto, Concord, Antioch, and San Leandro. The Bank has a loan production office in San Francisco.

On February 29, 2000, Civic BanCorp acquired the outstanding shares of East County Bank for approximately $14.6 million in cash. Under the Agreement, East County Bank was merged with and into CivicBank of Commerce. In addition to its main office in Antioch, East County Bank had branches in Concord and Walnut Creek. As of February 29, 2000, East County Bank had total assets of approximately $79 million, loans of $48 million, deposits of $72 million and shareholders' equity of $6 million.

Savings and Deposit Activities
The Bank offers customary banking services such as personal and business checking, savings accounts, time certificates of deposit and IRA accounts. Most of the Bank's deposits are obtained from commercial businesses, professionals and individuals with high income or high net worth. At December 31, 2000, the Bank had a total of 10,124 accounts, consisting of demand deposit accounts with an average balance of approximately $45,000; savings, NOW and market rate accounts with an average balance of approximately $29,000; time certificates of $100,000 or more with an average balance of approximately $285,000; and other time deposits with an average balance of approximately $23,000. The Bank has not obtained any deposits through deposit brokers and has no present intention of using brokered deposits as a source of funding. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Deposits".

Lending Activities
The Bank concentrates its lending activities in commercial loans, real estate construction loans and other forms of real estate loans made primarily to businesses and individuals; it has no foreign loans.

The net loan portfolio as of December 31, 2000, totaled $371.5 million, which represented 86.6% of total deposits and 74.6% of total assets. The following table shows the mix of the loan portfolio as of December 31, 2000, 1999 and 1998.

                                                     December 31,
                                       --------------------------------------
(In thousands)                            2000          1999         1998
                                       --------------------------------------
Commercial loans                        $ 235,532      $173,124     $146,216
Real estate construction loans              4,427        10,053        7,648
Real estate loans - other                 115,693        85,470       62,328
Installment and other loans                22,467        16,890       17,019
                                       --------------------------------------
Subtotal                                  378,119       285,537      233,211
Less allowance for loan losses              6,573         4,850        4,424
                                       --------------------------------------
     LOANS-NET                          $ 371,546      $280,687     $228,787
                                       ======================================

Commercial Loans - As of December 31, 2000, the Bank had outstanding commercial loans totaling $235.5 million, representing 62.3% of the Bank's total loan portfolio. The Bank lends primarily to businesses with annual gross revenues of $500,000 to $30 million and to professionals and other individuals located in Alameda, San Francisco, Santa Clara and Contra Costa counties. The Bank offers a variety of commercial lending services, including revolving lines of credit, working capital loans, equipment financing, letters of credit and inventory financing. Typically, commercial loans are floating rate obligations and are priced based on the Bank's reference rate.

The Bank's commercial loans are made on a short-term basis with the majority of such loans maturing within one year. Commercial loans are typically secured by several types of collateral, including qualifying accounts receivable, equipment, inventory, and real estate. No single commercial account customer accounted for more than 3.1% of total outstanding loans at December 31, 2000.

Real Estate Loans - As of December 31, 2000, the Bank had outstanding real estate construction loans totaling $4.4 million representing 1.2% of the Bank's loan portfolio. The Bank makes loans to finance the construction of residential, commercial and industrial properties and to finance land development.

Other real estate loans, consisting of loans for land development and "mini-perm" loans totaled $115.7 million at December 31, 2000, of which $101.7 million were mini-perms. Mini-perm loans are available for completed commercial and retail projects with terms of three to five years and principal and interest payments based on a 15 to 25 year amortization schedule with a balloon payment due at the end of the term.

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

Human Resources
At December 31, 2000, the Bank employed a total of 167 persons, consisting of 144 full time employees and 23 part time employees. There were 158 full time equivalent employees.

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

Furthermore, under the BHC Act, a bank holding company is, with limited exceptions, prohibited from (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or (ii) engaging in any activity other than managing or controlling banks. With prior notice to the FRB (in the case of "well-capitalized" and "well-managed" organizations) or with prior approval of the FRB in the case of other organizations, however, a bank holding company may own shares of a company engaged in activities which the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

Directors of the Company, and the companies with which they are associated, have had and will continue to have banking transactions with the Bank in the ordinary course of the Bank's business. It is the firm intention of the Company that any loans and commitments to loan included in such transactions be made in accordance with applicable law, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and on terms not involving more than the normal risk of collectibility or presenting other unfavorable features. At December 31,

2000, loans to directors totaled $4,681,000 or 8.7% of the Company's shareholders' equity. Company policy precludes loans to officers and employees of the Company or of the Bank.

The Gramm-Leach-Bliley Act of 1999 (the "Modernization Act") became effective March 11, 2000. The Modernization Act repeals the two provisions of the Glass-Stegall Act: Section 20, which restricted the affiliation of the Federal Reserve member banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, directors or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Modernization Act also expressly preempts any state law restricting the establishment of financial affiliations, primarily related to insurance. The law establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. "Financial Activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

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

FRB regulations require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally require that reserves of 3.0% must be maintained against net transaction accounts of $42.8 million or less, plus 10% against that portion of total transaction accounts in excess of $42.8 million. Up to $5.5 million of otherwise reservable balances (subject to adjustment by the FRB) are exempted from the reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of reserve requirements is to reduce interest-earning assets.

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

Pursuant to FDICIA, the FDIC has developed a risk-based assessment system, under which the assessment rate for an insured depository institution will vary according to the level of risk incurred in its activities. An institution's risk category is based upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also to be assigned to one of the following "supervisory subgroups", subgroup A, B, or C. Subgroup A institutions are financially sound institutions with few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in a significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. The FDIC assigns each BIF member institution an annual FDIC assessment rate which, as of the date of this document, varies between 0.00% per annum with a $2,000 minimum (for well capitalized Subgroup A institutions) and 0.27% per annum (for undercapitalized Subgroup C institutions). The assessment rate may increase in the future. At December 31, 1998, the Bank's annual BIF FDIC assessment rate was 0.00%. At December 31, 2000 the Bank's annual BIF FICO rate was 0.02%.

In February 2000, the FDIC announced that it was refining the system by which it assesses the risks that are presented to the deposit insurance funds by certain financial institutions. The refinements are intended to identify institutions with atypical high-risk profiles from among those institutions in the best-rated premium category, and to determine whether there are unresolved supervisory concerns regarding the risk management practices of those institutions. High-risk profiles include characteristics such as rapid asset growth, (especially concentrated in risky, high yielding lending areas), significant concentrations in high-risk assets, and recent changes in business mix. The FDIC has noted that although such institutions may be well capitalized and record good earnings when the economy is strong, they often experience deteriorating financial conditions when economic conditions are less favorable. As a result, institutions with practices determined to be risky traits under the refined risk assessment system will be assessed higher insurance premiums. The Bank does not expect this change to have an adverse effect on it.

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

Federal banking agencies have established capital measures (including both a leverage measure and a risk-based capital measure) and specified for each capital measure the levels at which depository institutions will be considered "well-capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" or "critically undercapitalized". See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". The appropriate federal banking agency, after notice and an opportunity for a hearing, may treat a well capitalized, adequately capitalized or undercapitalized depository institution as if it has a lower capital-based classification if it is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. Thus, an adequately capitalized institution can be subjected to the restrictions on undercapitalized institutions (provided that a capital restoration plan cannot be required of the institution) described below and an undercapitalized institution can be subject to the restrictions applicable to significantly undercapitalized institutions described below. As of December 31, 2000, the Bank met the capital ratio requirements for a "well capitalized" bank.

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

California Law. In September 1995, California enacted state legislation in accordance with the authority under the Riegle-Neal Act. State law permits banks headquartered outside California to acquire or merge with California banks that have been in existence for at least five years, and thereby establish one or more California branch offices. An out-of-state bank may not enter California by acquiring one or more branches of a California bank or other operations constituting less than the whole bank. The law authorizes waiver of the 30% limit on statewide market share for deposits as permitted by the Riegle-Neal Act. This law also authorizes California state-licensed banks to conduct certain banking activities (including receipt of deposits and loan payments and conducting loan closings) on an agency basis on behalf of out-of-state banks and to have out-of-state banks conduct similar agency activities on their behalf.

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

Recent Accounting Pronouncements
In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Financial Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133." Statement No. 137 defers the effective date of Statement No. 133 "Accounting for Derivative Financial Instruments and Hedging Activities" for one year. Statement No. 133 is now effective for fiscal quarters beginning after June 15, 2000. This statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For instruments existing as of the date of adoption, Statement No. 133 provides an entity with the option of not applying this provision to hybrid instruments entered into before January 1, 1998 and not modified substantially thereafter. Consistent with the deferral of the effective date for one year, Statement No. 137 provides an entity the option of not applying this provision to hybrid instruments entered into before January 1, 1998 or 1999 and not modified substantially thereafter. The Company adopted this statement on January 1, 2001.

Year 2000
The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Time sensitive programs could interpret a date using "00" as 1900 rather than the Year 2000 resulting in major miscalculations or system failure.

The Company did not experience any failures of its computerized systems resulting from Year 2000 issues, nor does it have any information that indicates any of its customers or service providers were negatively impacted by Year 2000 issues.

ITEM 2 - PROPERTIES

The Bank's corporate headquarters and headquarter banking office are located in a multi-story office building at 2101 Webster Street, Oakland, California. The Bank occupies approximately 12,500 rentable square feet of space on the 14th floor under a lease with a term of ten years, commencing December 9, 1996 and ending on December 9, 2006. The headquarter banking office is located on the ground floor of that building. The lease with respect to this space also provides for a term of ten years ending December 9, 2006. The Bank occupies its other offices under leases expiring at various dates through 2006. Rental expense for all leases of premises was approximately $1.4 million for the year ended December 31, 2000. Rental expense for leases of premises for 2001 is estimated to be approximately $1.5 million.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2000, no matters were submitted to a vote of security holders of the Company through solicitation of proxies or otherwise.

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

                                           Sales Price
                                       --------------------
                                         High         Low
                                       --------------------
    1999
First Quarter                          $ 12.93      $ 10.88
Second Quarter                           14.05        10.88
Third Quarter                            14.29        12.62
Fourth Quarter                           16.79        12.38

    2000
First Quarter                          $ 14.41      $ 11.91
Second Quarter                           14.88        12.38
Third Quarter                            16.25        14.25
Fourth Quarter                           16.75        14.50

As of March 2, 2001, the shares of the Company were held by approximately 1,500 shareholders.

On March 15, 2000 the Company declared a 5% stock dividend to shareholders of record on March 29, 2000, payable on April 12, 2000. On April 21, 1999 the Company declared a 5% stock dividend to shareholders of record on April 30, 1999, payable on May 14, 1999. On October 15, 1997, the Company declared a 5% stock dividend to shareholders of record on October 29,1997, payable on November 12, 1997. Fractional shares were paid in cash. Sales prices above have been adjusted to reflect this stock dividend. There were no stock dividends declared in 1998.

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

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth certain selected consolidated financial data of the Company for each year of the five-year period ended December 31, 2000 and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and with the consolidated financial statements presented herein.

                                                                  As of and for the year ended December 31,
                                                         ------------------------------------------------------------
(Dollars in thousands except per share data)                2000         1999        1998         1997        1996
                                                         ------------------------------------------------------------
Results of Operations:
      Interest income                                    $   41,024   $   30,132  $   28,809   $   26,032  $   21,535
      Interest expense                                       11,575        8,217       8,770        7,346       5,398
      Net interest income                                    29,449       21,915      20,039       18,686      16,137
      Provision for loan losses                                 825          315         150          100         600
      Other income                                            1,987        1,527       1,782          994         778
      Other expense                                          19,684       13,661      12,511       11,920      10,905
      Income before income taxes                             10,927        9,466       9,160        7,660       5,410
      Provision for income taxes                              4,167        3,616       3,650        2,935       1,260
      Net income                                              6,760        5,850       5,510        4,725       4,150

---------------------------------------------------------------------------------------------------------------------

Per-Share Data:
      Basic net income                                   $     1.37   $     1.18  $     1.10   $     0.93  $     0.80
      Diluted net income                                       1.33         1.15        1.04         0.89        0.78
      Book value per share                                    10.85         9.41        8.53         7.60        6.66
      Weighted average shares outstanding                 4,945,657    4,948,840   5,031,703    5,090,357   5,212,514
      Dilutive effects of stock options                     133,214      145,658     247,255      243,614     112,057
      Total diluted weighted average shares outstanding   5,078,871    5,094,498   5,278,958    5,333,971   5,324,571

---------------------------------------------------------------------------------------------------------------------

Balance Sheet at December 31:
      Assets                                             $  498,295   $  385,371  $  389,580   $  325,420  $  302,178
      Loans                                                 378,119      285,537     233,211      232,977     183,393
      Deposits                                              429,195      334,714     342,949      283,150     266,447
      Shareholders' equity                                   53,782       46,204      41,814       38,687      34,147

---------------------------------------------------------------------------------------------------------------------

Financial Ratios:
      Return on average assets                                 1.42%        1.51%       1.54%        1.56%       1.62%
      Return on average shareholders' equity                  13.56%       13.19%      13.64%       13.20%      13.22%
      Average shareholders' equity to average assets          10.48%       11.42%      11.26%       11.79%      12.23%

---------------------------------------------------------------------------------------------------------------------

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

Overview
The Company reported net income of $6.76 million or $1.33 per diluted share for the year ended December 31, 2000, compared to $5.85 million or $1.15 per diluted share for the year ended December 31, 1999. The increase in net income is attributed to the growth in net interest income which was partially offset by the growth in noninterest expenses.

The Company reported net income of $5.85 million or $1.15 per diluted share for the year ended December 31, 1999, compared to net income of $5.51 million or $1.04 per diluted share for the year ended December 31, 1998. The increase in net income resulted primarily from an increase in net interest income.

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

Net interest income for the year 2000 totaled $29.4 million compared to $21.9 million for 1999, an increase of $7.5 million or 34.3%. The increase in net interest income was due to the growth in interest income which was partially offset by the increase in interest expense. The growth in net interest income was due to increases in both the volume and the rate of earning assets. Average earning assets increased by $71.7 million or 19.5%, to $438.7 million for 2000 over earning assets of $260.6 million for 1999. The merger of East County Bank on February 29, 2000 added approximately $50 million of average earning assets for the year 2000. Further, there was a more favorable mix of earning assets in the year 2000 as total loans represented 80.8% of earning assets relative to 71.0% for the year 1999. Loans have a higher yield relative to other earning assets and therefore a higher contribution to net interest income. The weighted average yield on average earning assets increased to 9.47% for the year 2000 from 8.33% for the prior year. The increase in the yield on earning assets is attributed to the aforementioned shift in the mix of earning assets and a higher interest rate environment during the year 2000. The Bank's average reference rate increased to 9.23% in the year 2000 from 8.00% in 1999.

Interest expense increased 40.9% or $3.4 million to $11.6 million for the year 2000 from $8.2 million for the year 1999. Average interest bearing liabilities increased $55 million or 22.4% to $299.9 million for the year 2000 compared to $244.9 million for the year 1999. The merger with East County Bank on February 29, 2000 added approximately $44 million of average interest bearing liabilities to the total for the year 2000. The weighted average rate paid on interest bearing liabilities increased 50 basis points to 3.86% for the year 2000 from 3.36% for the year 1999. The increase in the average rate paid was due to the higher interest rate environment.

Net interest income for 1999 totaled $21.9 million compared to $20.0 million for 1998, an increase of $1.9 million or 9.4%. The increase in net interest income can be attributed to an increase in the volume and an improvement in the mix of earning assets, the benefits of which were partially offset by a reduction in the weighted average yield earned on those earning assets. Average earning assets increased $30.6 million or 9.1% to $367.0 million in 1999 compared to $336.4 million in 1998. Further, the mix of earning assets improved by virtue of the shift in balances from Federal fund investments to higher yielding loans. Average Federal funds sold declined $26.7 million to represent 7.6% of total average earning assets in 1999 relative to 16.2% for the prior year. Conversely, average loans increased $38.8 million to represent 71% of average earning assets in 1999 from 66% for the prior year. Loans have the highest yields while Federal funds investments have the lowest yields. However, the average yield earned on earning assets declined 34 basis points, and moreover, the weighted average yield on loans declined 74 basis points in 1999 relative to 1998. Management attributed the decline to a lower interest rate environment and the Company's efforts to transact loans with lower risk. Terms, which would reduce the level of risk on a loan, include stronger sources of repayment, higher levels of collateralization and other terms that are considered more favorable to the Bank. Higher quality loans generally have a lower risk premium over the Bank's reference rate. The average reference rate declined to 8.00% in 1999 as compared to 8.36% in 1998 which also reduced the yield on loans as the majority of the Bank's loans have floating interest rates tied to the Bank's reference rate.

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

The net interest margin increased 74 basis points in the year 2000 to 6.83% compared to 6.09% for the year 1999. The weighted average yield on earning assets increased 114 basis points while the weighted average yield on interest bearing liabilities increased 50 basis points. The Bank's average reference rate applied to loans increased 123 basis points in the year 2000 relative the prior year and as most of the Bank's loans have floating rate terms, they reprice as changes in the reference rate occur. Interest rates on deposits however tend to reprice slower and to a lessor amount relative to loan rates.

The net interest margin increased 2 basis points to 6.09% for 1999 from 6.07% for 1998. The decline in the weighted average yield on earning assets of 34 basis points was offset by a decline of 50 basis points on the average rate paid on interest bearing liabilities due to changes in the mix.

The following table presents an analysis of the components of net interest income for 2000, 1999 and 1998.

                                                     2000                          1999                            1998
                                           ---------------------------------------------------------------------------------------
(Dollars in thousands)                              Interest   Rates             Interest   Rates              Interest    Rates
                                           Average  Income/    Earned/  Average  Income/   Earned/   Average   Income/    Earned/
                                           Balance  Expense(2)  Paid    Balance  Expense(2) Paid     Balance   Expense(2)  Paid
                                           ---------------------------------------------------------------------------------------
ASSETS
Securities available for sale              $ 32,433  $ 2,107     6.50%  $ 36,272 $  2,235    6.16%   $  31,278 $  1,976      6.32%
Securities held to maturity:
  U.S. Treasury securities                      773       49     6.40%         -        -       -        5,204      310      5.96%
  U.S. Government agency/CMO's               24,242    1,321     5.45%    22,142    1,192    5.38%       7,204      465      6.45%
  Municipal securities/(1)/                  21,087    1,538     7.30%    17,923    1,277    7.13%      14,306    1,049      7.34%
Other securities                              1,811      125     6.89%     2,320      129    5.56%       2,150      127      5.89%
Federal funds sold                            3,775      230     6.10%    27,763    1,312    4.73%      54,481    2,837      5.21%
Loans:/2,3/
  Commercial                                213,913   22,308    10.43%   163,222   15,472    9.48%     132,964   13,532     10.18%
  Real estate-construction                   14,220    1,529    10.76%     9,429      899    9.53%      10,055    1,016     10.10%
  Real estate-other                         105,207   10,343     9.83%    72,436    6,657    9.19%      61,473    6,185     10.06%
  Installment and other                      21,243    1,997     9.40%    15,480    1,393    9.00%      17,266    1,679      9.72%
                                           -----------------    -----   -----------------   ---------------------------    ------
  Total Loans                               354,583   36,177    10.20%   260,567   24,421    9.37%     221,758   22,412     10.11%
                                           -----------------    -----   -----------------   ---------------------------    ------
    Total Earning Assets                    438,704   41,547     9.47%   366,987   30,566    8.33%     336,381   29,176      8.67%
Cash and due from banks                      24,731                       18,530                        19,549
Leasehold improvements and equipment          2,230                        1,596                         1,368
Interest receivable and other assets         15,624                        5,862                         5,152
Foreclosed assets                               145                            -                           449
Assets held for sale                              -                            -                             -
Less allowance for loan loss                 (6,090)                      (4,606)                       (4,304)
                                           --------                     --------                     ---------
TOTAL ASSETS                               $475,344                     $388,369                     $ 358,595
                                           ========                     ========                     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Interest bearing:
    Checking                               $ 37,492      210     0.56%    33,154      173    0.52%      27,593      263      0.95%
    Money market                            128,163    4,766     3.72%   101,667    3,339    3.28%      89,427    3,025      3.38%
    Time and savings                        128,059    6,178     4.82%   109,683    4,682    4.27%     110,295    5,482      4.97%
    Other borrowed funds                      6,155      421     6.84%       405       23    5.76%           -        -      0.00%
                                           -----------------    -----    -----------------   ---------------------------     -----
Total interest bearing liabilities          299,869   11,575     3.86%   244,909    8,217    3.36%     227,315    8,770      3.86%
Demand deposits                             120,090                       94,044                        86,077
Other liabilities                             5,547                        5,072                         4,810
Shareholders' equity                         49,838                       44,344                        40,393
                                           --------                     --------                     ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $475,344                     $388,369                     $ 358,595
                                           ========                     ========                     =========

Net Interest Income                                 $ 29,972                     $ 22,349                      $ 20,406
                                                    ========                     ========                      ========

Net Interest Margin                                              6.83%                       6.09%                           6.07%
                                                                =====                       =====                           =====

Tax Equivalent Adjustment/(1)/                      $    523                     $    434                      $    367
                                                    ========                     ========                      ========

--------------------------------------------------------------------------------
(1) Tax-exempt interest income on municipal securities is computed using a Federal income tax rate of 34%. Interest on municipal securities was $1,015,000, $843,000, and $682,000 for 2000, 1999, and 1998, respectively. (2) Non-
performing loans have been included in the average loan balances. Interest income is included on non-accrual loans only to the extent cash payments have been received. (3) Interest income includes amortized loan fees on commercial loans of $425,000, $493,000, and $514,000 for 2000, 1999 and 1998, respectively;
fees on real estate loans of $452,000, $343,000, and $348,000 for 2000, 1999 and
1998, respectively; and fees on installment and other loans of $20,000, $16,000, and $18,000 for 2000, 1999 and 1998, respectively.
--------------------------------------------------------------------------------

The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the years ended December 31, 2000, 1999 and 1998.

                                               Analysis of Changes in Interest Income and Expense
                                                                Due to Change in
                                      ------------------------------------------------------------------------
(Dollars in thousands)                         2000 over 1999                       1999 over 1998
                                      ----------------------------------  ------------------------------------
                                       Average     Average                 Average       Average
                                       Volume/1/    Rate/2/      Total     Volume/1/     Rate/2/         Total
                                      ----------------------------------  ------------------------------------
Interest income:
Securities available for sale           $  (237)    $   109     $  (128)    $   315    $    (56)     $    259
Securities held to maturity:
  U.S. Treasury securities                   49           -          49        (310)          -          (310)
  U.S. Government agencies/CMO's            114          15         129         964        (237)          727
  Municipal securities                      225          36         261         265         (37)          228
Other securities                            (29)         25          (4)          9          (7)            2
Federal funds sold                       (1,134)         52      (1,082)     (1,391)       (134)       (1,525)
Loans:
  Commercial                              4,805       2,031       6,836       3,079      (1,139)        1,940
  Real estate-construction                  456         174         630         (63)        (54)         (117)
  Real estate-other                       3,012         674       3,686       1,103        (631)          472
  Installment and other                     519          85         604        (174)       (112)         (286)
                                       --------    --------    --------    --------   ---------     ---------
 Total Loans                              8,792       2,964      11,756       3,945      (1,936)        2,009
                                       --------    --------    --------    --------   ---------     ---------
Total increase (decrease)               $ 7,780     $ 3,201     $10,981     $ 3,797    $ (2,407)     $  1,390
                                       --------    --------    --------    --------   ---------     ---------

Interest expense:
Deposits:
  Interest bearing checking             $   (23)    $   (14)    $   (37)    $   (53)   $    143      $     90
  Money market                             (870)       (557)     (1,427)       (414)        100          (314)
  Savings and time                         (784)       (712)     (1,496)         30         770           800
Other borrowed funds                       (398)          -        (398)        (22)         (1)          (23)
                                       --------    --------    --------    --------   ---------     ---------
Total (increase) decrease                (2,075)     (1,283)     (3,358)       (459)      1,012           553
                                       --------    --------    --------    --------   ---------     ---------
Total change in net interest income     $ 5,705     $ 1,918     $ 7,623     $ 3,338    $ (1,395)     $  1,943
                                       ========    ========    ========    ========   =========     =========

--------------------------------------------------------------------------------
(1) Changes not solely attributed to rate or volume have been allocated to volume. (2) Loan fees are reflected in rate variances.
--------------------------------------------------------------------------------

Provision for Loan Losses. The provision for loan losses is charged to operations and creates an allowance for future loan losses. The amount of the provision is dependent on many factors which include the amount of the allowance for loan losses, growth in the loan portfolio, net charges against the allowance, changes in the composition of the portfolio, the number and dollar amount of delinquent loans, assessment of the overall quality of the portfolio, value of the collateral on problem loans, recommendations by regulatory authorities and general economic conditions among others. The provision for loan loss in the year 2000 was $825,000 compared to $315,000 in 1999 and $150,000 in 1998. The provision was increased in 2000 and 1999 due to the growth in average loans outstanding. See "Allowance for Loan Losses".

Non-Interest Income. Non-interest income for 2000 was $2.0 million compared to $1.5 million and $1.8 million for 1999 and 1998 respectively. Customer service fees were $1,530,000 for the year 2000 compared to

$971,000 for 1999 and $764,000 for 1998. The increase in deposit service fees in the year 2000 is attributed to the merger with East County Bank with a higher proportion of retail customer depositors which generally pay higher service fees per account. The increase in deposit service fees in 1999 is attributed to an increase in the number of deposit accounts. Other non-interest income for 2000 was $456,000 compared to $156,000 and $103,000 for 1999 and 1998, respectively. In the year 2000, the Company added two sources of non-interest income, SBA servicing fees of $132,000 and earnings on the cash surrender value of bank owned life insurance with income of $136,000. In 1999 the Company realized gains on the disposal of stock warrants of $333,000. Non-recurring income in 1998 included gains on the disposal of foreclosed assets of $552,000 and gains on the disposal of other assets held for sale of $363,000 during the third quarter of 1998.

Non-Interest Expense. Non-interest expense for 2000 increased $6.0 million to $19.7 million from $13.7 million in 1999. The increase in 2000 non-interest expenses is primarily related to the merger with East County Bank on February 29, 2000. Salaries and employee benefits in the year 2000 increased $3.8 million or 45.7% to $12.1 million from $8.3 million for 1999. There were 158 FTE employees at December 31, 2000 relative to 118 at December 31, 1999. The increases in occupancy and equipment are related to the three East County banking offices added to the year 2000 operations and $546,000 of East County Bank goodwill was amortized in the year 2000. Included in consulting fees were programming expenses of approximately $220,000 generated in the data processing integration of East County Bank's computer data.

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

The following table summarizes the significant components of non-interest expense for 2000, 1999, and 1998.

                                                            Non-Interest Expense
                                          -------------------------------------------------------
                                                                           Dollar        Percent
(Dollars in thousands)                          2000          1999         Change         Change
                                          -------------------------------------------------------
Salaries and related benefits               $ 12,134      $  8,330        $ 3,804          45.7%
Occupancy                                      1,528         1,113            415          37.3%
Equipment                                      1,404         1,044            360          34.5%
Goodwill and core deposit amortization           689           168            521         310.1%
Telephone and postage                            519           349            170          48.7%
Consulting fees                                  473           295            178          60.3%
Data processing services                         457           403             54          13.4%
Marketing                                        264           248             16           6.5%
Legal fees                                       240           192             48          25.0%
FDIC insurance                                    81            39             42         107.7%
Foreclosed asset expenses                         36             1             35        3500.0%
Other                                          1,859         1,479            380          25.7%
                                          -------------------------------------------------------
     Total                                  $ 19,684      $ 13,661        $ 6,023          44.1%
                                          =======================================================

                                                                Non-Interest Expense
                                             -----------------------------------------------------
                                                                             Dollar        Percent
(Dollars in thousands)                            1999          1998         Change         Change
                                             -----------------------------------------------------
Salaries and related benefits                 $  8,330      $  7,550        $   780          10.3%
Occupancy                                        1,113         1,084             29           2.7%
Equipment                                        1,044           866            178          20.6%
Data processing services                           403           363             40          11.0%
Telephone and postage                              349           325             24           7.4%
Marketing                                          295           262             33          12.6%
Consulting fees                                    248           265            (17)         (6.4%)
Legal fees                                         192           238            (46)        (19.3%)
Goodwill and core deposit amortization             168           193            (25)        (13.0%)
FDIC insurance                                      39            33              6          18.2%
Foreclosed asset expenses                            1             8             (7)        (87.5%)
Other                                            1,479         1,324            155          11.7%
                                             -----------------------------------------------------
     Total                                    $ 13,661      $ 12,511        $ 1,150           9.2%
                                             =====================================================

Provision for Income Taxes - The provision for income taxes in 2000 was $4.17 million compared to $3.62 million in 1999 and $3.65 million in 1998. These provisions represent effective tax rates of 38.1%, 38.2%, and 39.8%, respectively. The differences in the effective rates reflect changes in the amounts and impact of items having favorable tax treatment such as tax exempt municipal securities.

Financial Condition
Loans. The Bank's primary lending focus is commercial loans to small businesses and professionals. The Bank's commercial loans are generally made on a short-term basis and are typically secured by accounts receivable, inventory or real estate. The strong regional economy stimulated the demand for commercial loans, however the competition for quality loans has been strong. Commercial loans totaled $235.5 million at December 31, 2000, an increase of $62.4 million or 36.0% from December 31, 1999. Approximately $24 million of commercial loans were acquired in the merger with East County Bank on February 29, 2000.

Other real estate loans, consisting of loans for land development and "mini-perm" loans, totaled $115.7 million at December 31, 2000 compared to $85.5 million at December 31, 1999. Approximately $17 million of real estate loans were acquired in the acquisition of East County Bank on February 29, 2000. Mini-perm loans are available for completed commercial and retail projects that are primarily owner occupied and are generally granted based on the rental or lease income which is the primary source of repayment to service the loan. Mini-perm loans typically have a term of three to five years and provide for principal and interest payments based on a 15 to 25 year amortization schedule with a balloon payment due at the end of the term. The major risks associated with the origination of mini-perm loans are the ability of the tenant or tenants to maintain the rental or lease payments over the life of the loan and the ability of the borrower to obtain other financing for the balloon payment at maturity.

Real estate construction loans as a percentage of total loans outstanding were 1.2% at December 31, 2000 compared to 3.5% at December 31, 1999. Risks associated with real estate construction lending are generally considered to be higher than risks associated with other forms of lending and accordingly, the Company continues to fund real estate construction commitments on a limited basis with stringent underwriting criteria.

Installment loans include loans to individuals and business customers, home equity loans, automobile loans and other personal loans.

The following table summarizes the year end loan balances for the dates shown.

                                                                   December 31,
                                           ---------------------------------------------------------------
(Dollars in thousands)                           2000         1999         1998         1997         1996
                                           ---------------------------------------------------------------
Commercial                                  $ 235,532    $ 173,124    $ 146,216    $ 135,140     $ 92,756
Real estate - construction                      4,427       10,053        7,648       12,929        6,608
Real estate - other                           115,693       85,470       62,328       64,430       64,272
Installment and other                          22,467       16,890       17,019       20,478       19,757
                                           ---------------------------------------------------------------
     Total Loans                            $ 378,119    $ 285,537    $ 233,211    $ 232,977     $183,393
                                           ===============================================================

The following table shows the amount of total loans outstanding as of December 31, 2000, both by category of loan, as well as fixed versus floating interest rate which, based upon remaining scheduled repayments of principal, are due within the periods indicated.

                                                                   Maturity of Loans
                                                 -------------------------------------------------
                                                                  After One
                                                   Within        But Within    After
(Dollars in thousands)                            One Year       Five Years  Five Years    Total
                                                 -------------------------------------------------
Commercial                                         $ 216,770      $ 15,567    $  3,195   $ 235,532
Real estate - construction                             4,427             -           -       4,427
Real estate - other                                   68,213        22,154      25,326     115,693
Installment and other                                 20,953         1,187         327      22,467
                                                 -------------------------------------------------
     Total                                         $ 310,363      $ 38,908    $ 28,848   $ 378,119
                                                 =================================================

Loans with fixed interest rates                    $  11,064      $ 33,794    $ 28,848   $  73,706
Loans tied to floating interest rates                299,299         5,114           -     304,413
                                                 -------------------------------------------------
     Total                                         $ 310,363      $ 38,908    $ 28,848   $ 378,119
                                                 =================================================

The amounts presented in the table represent the contractual maturities of the related loans and do not consider rollovers (renewals) of loans. Demand loans, loans with no stated schedule of repayments and no stated maturity, and overdrafts are reported as maturing within one year. The Company does not have a policy to automatically renew loans, rather it considers the request for a renewal in substantially the same manner in which it considers the request for an initial extension of credit.

Non-Performing Assets The Company's policy is to recognize interest income on an accrual basis unless the loan becomes impaired. A loan is considered to be impaired when it becomes probable that the Company will not recognize all amounts due from the borrower under the original terms of the loan agreement. At the time a loan is judged to be impaired, the accrual of interest is discontinued and any accrued, but uncollected interest is reversed. Thereafter, all payments received are applied against principal until the principal is fully recovered with subsequent collections recognized as interest income as they are received.

The following table provides information with respect to all non-performing assets.

                                                                     Non-Performing Assets
                                                    ----------------------------------------------------------
                                                                         December 31,
                                                    ----------------------------------------------------------
(Dollars in thousands)                                  2000        1999       1998         1997          1996
                                                    ----------------------------------------------------------
Loans 90 days or more past due and
  still accruing                                     $   389      $  193     $  112      $   496       $   322
Non-accrual and impaired loans                         1,223         632        208        3,465         2,811
Other assets held for sale                                 -           -          -           43           275
Foreclosed assets                                          -           -          -            -           923
                                                    ----------------------------------------------------------
  Total Non-Performing Assets                        $ 1,612      $  825     $  320      $ 4,004       $ 4,331
                                                    ==========================================================
Non-performing assets to period end loans plus
  assets held for sale and foreclosed assets            0.43%       0.29%      0.14%        1.72%         2.35%
                                                    ==========================================================

At December 31, 2000, the recorded investment in loans considered to be impaired was $1,223,000, all of which were on a non-accrual basis. Included in this amount were $321,000 of impaired loans with an associated allowance of $61,000 and $902,000 of impaired loans with supporting collateral with fair values which approximate the amount of the loans and accordingly do not have an associated allowance for loan loss. For the year ended December 31, 2000, the average recorded investment in impaired loans was $920,000 and no interest was recognized on impaired loans. If interest income on those loans had been recognized, such income would have approximated $103,000.

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

The following table sets forth the classified assets as of the dates indicated.

                                                                                        December 31,
                                                               -----------------------------------------------------------------
(Dollars in thousands)                                           2000          1999          1998          1997          1996
                                                               ---------     ---------     ---------     ---------     ---------
Substandard                                                      $ 8,530       $ 8,415       $ 4,307       $ 6,122       $ 8,455
Doubtful                                                             205            45           110         1,082           559
Loss                                                                   -             -             -             -             -
                                                               ---------     ---------     ---------     ----------    ---------
Total Classified                                                 $ 8,735       $ 8,460       $ 4,417       $ 7,204       $ 9,014
                                                               =========     =========     =========     =========     =========

Classified to Total Loans                                           2.31%         2.96%         1.89%         3.09%         4.92%
                                                               =========     =========     =========     =========     =========

Classified to Allowance for Loan Loss                             132.89%       174.43%        99.84%       165.57%       181.40%
                                                               =========     =========     =========     =========     =========

Classified loans at December 31, 2000 consist primarily of five credits totaling $5.0 million. These loans are supported by assets and personal or other third party guarantees and the bank is working to remedy the loans respective credit weaknesses. Management has reviewed the reserves specific for these loans and believes they are adequate as of December 31, 2000.

Foreclosed Assets. There were no foreclosed assets at December 31, 2000 or 1999. The Company acquired one foreclosed asset in the merger with East County Bank on February 29, 2000 and disposed of that property in the current fiscal year.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses, the amount of which is based on many factors. See "Provision for Loan Losses". The allowance is increased by a provision charged against earnings and reduced by net loan charge-offs. Loans are charged off when they are judged to be uncollectable. Recoveries of previously charged off loans are recorded only when cash is received.

The policy of the Company is to review loans in the portfolio to identify potential problem loans and to assess the credit quality of the loan portfolio. Specific allocations are made for loans where the probability of a loss can be defined and reasonably estimated while the balance of the allocations are based on the size of the portfolio, delinquency trends, historical data, industry averages and general economic conditions in the Company's market area. In general, management believes a higher reserve ratio is warranted relative to other institutions of a similar size because the Bank makes more business and commercial loans which are generally larger than the retail loans originated by other institutions of a similar size and a potential problem credit would have more impact on the allowance for loan loss.

Although management believes that the allowance for loan losses is adequate for both potential losses on identified credits and estimated losses inherent in the portfolio, future provisions will be subject to continuing evaluations of the portfolio. If the economy declines or the quality of the portfolio deteriorates, additional provisions may be required.

The following table summarizes the changes in the allowance for loan losses for the periods shown.

                                                                                    Year Ended December 31,
                                                                  -----------------------------------------------------------
(Dollars in thousands)                                              2000          1999       1998          1997         1996
                                                                  -----------------------------------------------------------
Balance at beginning of year                                      $ 4,850       $ 4,424    $ 4,351       $ 4,969      $ 4,960
Charge-offs:
      Commercial                                                      245           800        200            16           95
      Real estate - construction                                        -             -        150           564          370
      Real estate - other                                             116             -        390           650          476
      Installment and other                                            91             4         94            16          127
                                                                  -----------------------------------------------------------
                Total Charge-Offs                                     452           804        834         1,246        1,068
Recoveries:
      Commercial                                                       70           480         48            43          242
      Real estate - construction                                        -             -        164           139           55
      Real estate - other                                              88           351        487           280          140
      Installment and other                                            84            84         58            66           40
                                                                  -----------------------------------------------------------
                Total Recoveries                                      242           915        757           528          477
                                                                  -----------------------------------------------------------
Net charge-offs (recoveries)                                          210          (111)        77           718          591
Allowance acquired through merger                                   1,108             -          -             -            -
Provision charged to operations                                       825           315        150           100          600
                                                                  -----------------------------------------------------------
Balance at end of year                                            $ 6,573       $ 4,850    $ 4,424       $ 4,351      $ 4,969
                                                                  ===========================================================
Ratio of net charge-offs (recoveries) to average loans               0.06%        -0.04%      0.03%         0.34%        0.36%
Allowance at period end to total loans outstanding                   1.74%         1.70%      1.90%         1.87%        2.71%

The table below sets forth the allocations of the allowance for loan loss as of the dates indicated by loan category and the percentage of loans in each loan category relative to total loans.

                                                 Allocation of the Allowance for Loan Losses
                                     -----------------------------------------------------------------------
                                                                  December 31,
                                     -----------------------------------------------------------------------
                                            2000                    1999                    1998
                                     -----------------------------------------------------------------------
(Dollars in thousands)                           Percent of               Percent of                Percent of
                                              loans in each            loans in each             loans in each
                                                category to              category to               category to
                                      Amount    total loans   Amount     total loans     Amount    total loans
                                     -------------------------------------------------------------------------
Commercial                           $  3,752         62.3%   $ 2,556         60.7%     $ 1,955          62.7%
Real estate - construction                 26          1.2%        84          3.5%          74           3.3%
Real estate - other                     1,071         30.6%       774         29.9%         624          26.7%
Installment and other                     251          5.9%       219          5.9%         327           7.3%
Unallocated                             1,473           N/A     1,217           N/A       1,444           N/A
                                     -------------------------------------------------------------------------
    Total                            $  6,573        100.0%   $ 4,850        100.0%     $ 4,424         100.0%
                                     =========================================================================

                                       Allocation of the Allowance for Loan Losses
                                     --------------------------------------------------
                                                       December 31,
                                     --------------------------------------------------
                                           1997                     1996
                                     --------------------------------------------------
(Dollars in thousands)                           Percent of                  Percent of
                                              loans in each               loans in each
                                                category to                 category to
                                      Amount    total loans      Amount     total loans
                                     --------------------------------------------------
Commercial                           $ 1,487          58.0%     $ 1,554           50.6%
Real estate - construction               137           5.5%         169            3.6%
Real estate - other                    1,001          27.7%       1,162           35.0%
Installment and other                    235           8.8%         274           10.8%
Unallocated                            1,491           N/A        1,810            N/A
                                     -------------------------------------------------
    Total                            $ 4,351         100.0%     $ 4,969          100.0%
                                     =================================================

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

                                          Securities Available for Sale
                                          -----------------------------
                                                   December 31,
                                          -----------------------------
(In thousands)                               2000       1999      1998
                                          -----------------------------
U.S. Treasury obligations                 $      -  $  8,015  $ 12,228
Obligations of governmental agencies        28,369    23,650    18,641
                                          -----------------------------
     Total                                $ 28,369  $ 31,665  $ 30,869
                                          =============================
                                          Securities Held to Maturity
                                          ----------------------------
                                                  December 31,
                                          -----------------------------
(In thousands)                               2000       1999      1998
                                          ----------------------------
U.S. Treasury obligations                 $    989   $     -  $      -
Obligations of governmental agencies        24,141    24,277    16,290
Collateralized mortgage obligations             19        34        61
Municipal securities                        21,218    19,105    16,152
                                          ----------------------------
     Total                                $ 46,367  $ 43,416  $ 32,503
                                          ============================
                                                Other Securities
                                          ----------------------------
                                                  December 31,
                                          -----------------------------
(In thousands)                               2000       1999      1998
                                          ----------------------------
Pacific Coast Bankers Bank stock          $    100  $      -  $      -
Federal Home Loan Bank stock                   190     1,195     1,016
CRA Fund Advisors                              500         -         -
Federal Reserve Bank stock                     932       931     1,227
                                          ----------------------------
     Total                                $  1,722  $  2,126  $  2,243
                                          ============================

The following tables summarize the maturities and yields of the Company's investment securities at December 31, 2000. Yields have been computed by dividing annual interest income, adjusted for amortization of premium and accretion of discount, by the average carrying value of the securities. The weighted average yields on the tax-exempt securities have not been adjusted to a fully tax equivalent basis.

                                                              Securities Available for Sale
                                   -------------------------------------------------------------------------------------------------
                                                                        Maturing
                                   -------------------------------------------------------------------------------------------------
                                                            After One             After Five
                                    Within One Year   But Within Five Years  But Within Ten Years  After Ten Years        Total
                                   -------------------------------------------------------------------------------------------------
(Dollars in thousands)              Amount     Yield    Amount        Yield   Amount        Yield  Amount    Yield    Amount  Yield
                                   -------------------------------------------------------------------------------------------------
Obligations of governmental
  agencies                         $ 4,469     5.59%  $ 22,382        6.25%  $ 1,518        7.91%  $    -       -%  $ 28,369  6.23%
                                   =================================================================================================
                                                                     Securities Held to Maturity
                                   -------------------------------------------------------------------------------------------------
                                                                              Maturing
                                   -------------------------------------------------------------------------------------------------
                                                            After One             After Five
                                    Within One Year   But Within Five Years  But Within Ten Years  After Ten Years        Total
                                   -------------------------------------------------------------------------------------------------
(Dollars in thousands)              Amount     Yield    Amount        Yield   Amount        Yield  Amount    Yield    Amount  Yield
                                   -------------------------------------------------------------------------------------------------
U.S. Treasury obligations          $      -       -%  $    989        6.42%  $     -           -%  $    -       -%  $    989  6.42%
Obligations of governmental
  agencies                           12,039    5.48%    12,102        5.45%        -           -%       -       -%    24,141  5.46%
Collateralized mortgage
  obligations                             -       -%        19        8.50%        -           -%       -       -%        19  8.50%
Municipal securities                    369    6.86%     8,418        4.92%    7,563        4.82%   4,868    4.72%    21,218  4.87%
                                   -------------------------------------------------------------------------------------------------
     Total                         $ 12,408    5.52   $ 21,528        5.29%  $ 7,563        4.82%  $4,868    4.72%  $ 46,367  5.35%
                                   =================================================================================================

As of December 31, 2000 no securities of a single issuer in the investment portfolio exceeded ten percent of the Company's shareholders' equity.

Deposits. The table below presents information regarding trends in the Bank's average deposits for 2000, 1999, and 1998.

                                                 Average Deposits for the Year Ended December 31,
                                     -------------------------------------------------------------------------
                                              2000                     1999                    1998
                                     -------------------------------------------------------------------------
(Dollars in thousands)                      Amount         %         Amount         %        Amount         %
                                     -------------------------------------------------------------------------
Demand                                   $ 120,090     29.0%      $  94,044     27.8%     $  86,077     27.5%
Interest-bearing checking                   37,492      9.1%         33,154      9.8%        27,593      8.8%
Money market                               128,163     31.0%        101,667     30.0%        89,427     28.5%
Savings and time                           128,059     30.9%        109,683     32.4%       110,295     35.2%
                                     -------------------------------------------------------------------------
     Total                               $ 413,804    100.0%      $ 338,548    100.0%     $ 313,392    100.0%
                                     =========================================================================

Average deposits increased $75.3 million or 22.2% in 2000 to $413.8 million from $338.5 million in 1999. The increase in 1999 was $25.2 million or 8.0% from 1998 of $313.4 million. The increase in deposits in 2000 was primarily attributed to the merger of East County Bank on February 29, 2000. The increase in deposits in 1999 was attributed to an increase in average deposits maintained by various loan customers.

Average time certificates of deposit over $100,000 constituted 19.1%, 21.6%, and 31.9% of total average deposits for 2000, 1999, and 1998, respectively. Average public time deposits constituted .9%, 1.0%, and 1.0% of average total deposits for 2000, 1999, and 1998, respectively. All public time certificates of deposit were from local government agencies located in Alameda and Contra Costa counties.

At December 31, 2000, certificates of deposit over $100,000 totaling $76.2 million or 17.8% of total deposits were scheduled to mature within a year. At December 31, 1999, certificates of deposit over $100,000 totaling $72.1 million or 21.5% of total deposits were scheduled to mature within a year. Certificates of deposit over $100,000 are generally considered a higher cost and less stable form of funding than lower denomination deposits and may represent a greater risk of interest rate and volume volatility than small retail deposits. Management believes that the presumed volatility of such deposits presents acceptable risk and payment of such certificates of deposit would not have a material impact on the liquidity position of the Company. The Company has no brokered deposits and does not intend to solicit such deposits.

Time certificates of deposit over $100,000 or more at December 31, 2000 had the following schedule of maturities.

(In thousands)
Three months or less                                        $ 44,510
Over three months through six months                          15,587
Over six months through twelve months                         16,145
Over twelve months                                             3,024
                                                            --------
                          Total                             $ 79,266
                                                            ========

Liquidity and Capital Resources

Liquidity. Liquidity management refers to the Bank's ability to acquire funds to meet loan demand, fund deposit withdrawals and service other liabilities as they come due. To augment liquidity, the Bank has informal Federal funds borrowing arrangements with correspondent banks totaling $40.0 million, maintains a credit arrangement with the Federal Reserve Bank of San Francisco for open window borrowing and is a member of the Federal Home Loan Bank of San Francisco and through such membership has the ability to pledge qualifying collateral for short term (up to six months) and long term (up to five years) borrowing. At December 31, 2000, the Bank had advanced $6.1 million in Federal funds. Additionally, at December 31, 2000, unpledged U.S. Government Securities that were available to secure additional borrowing in the form of reverse repurchase agreements totaled approximately $42.5 million. At December 31, 2000 and 1999, the Bank had no outstanding borrowings under such arrangements.

The liquidity position of the Company as of December 31, 2000 increased from the prior year as cash and cash equivalents provided by operating and financing activities exceeded those used by investing activities. The Consolidated Statement of Cash Flows indicates that cash and cash equivalents provided by operating and financing activities were $6.3 million and $93.2 million, respectively.

The liquidity position of the Company may be expressed as the ratio of (a) cash, Federal funds sold, other unpledged short term investments and marketable securities, including those maturing after one year, divided by (b) total assets less pledged securities. Using this definition, at December 31, 2000, the Company had a liquidity ratio of 19.0% compared to 23.6% at December 31, 1999. The decrease in the liquidity ratio at December 31, 2000 reflects the decline in the volume of Federal funds sales to zero on December 31, 2000 as compared to $7.5 million at December 31, 1999.

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

On a stand-alone basis, the Company's primary source of liquidity is dividends from the Bank. The ability of the Bank to pay dividends is subject to regulatory restrictions.

Capital Resources. Shareholders' equity was $53.8 million at December 31, 2000, an increase of $7.6 million or 16.4% from $46.2 million at December 31, 1999. The principal increase in capital was the $6.76 million of net income for 2000.

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

At December 31, 2000, the Company's total risk-based capital ratio was 10.34%. The following table sets forth the Company's regulatory capital position as of December 31, 2000.

                                                            Civic BanCorp                       CivicBank of Commerce
                                                  ---------------------------------     -----------------------------------
(Dollars in thousands)                                   Amount              Ratio             Amount                Ratio
                                                  ---------------------------------     -----------------------------------
Tier 1 Capital                                         $ 41,530              9.09%           $ 41,192                9.02%
Tier 1 minimum requirement                               18,275              4.00%             18,275                4.00%
                                                  ---------------------------------     -----------------------------------
Excess                                                 $ 23,255              5.09%           $ 22,917                5.02%
                                                  =================================     ===================================
Total Capital                                          $ 47,252             10.34%           $ 46,914               10.27%
Total Capital minimum requirement                        36,551              8.00%             36,551                8.00%
                                                  ---------------------------------     -----------------------------------
Excess                                                 $ 10,701              2.34%           $ 10,363                2.27%
                                                  =================================     ===================================
Risk-adjusted assets                                  $ 456,884                             $ 456,884
                                                  ==============                        ==============
Leverage ratio                                                               8.59%                                   8.52%
Leverage ratio minimum requirement                                           4.00%                                   4.00%
                                                                     --------------                        ----------------
Excess                                                                       4.59%                                   4.52%
                                                                     ==============                        ================

The leverage ratio guidelines effectively require maintenance of a minimum ratio of 4% Tier 1 capital to total assets for the most highly-rated bank holding company organizations. The leverage guidelines operate in tandem with and are in addition to the risk-based ratio requirements. At December 31, 2000, the Company's leverage ratio was 8.59%. The Company has not been advised by any regulatory agency that it is deficient with respect to its capital ratios. Management is unaware of any current recommendations by regulatory authorities which, if implemented, would have a material adverse impact on future operating results, liquidity or capital resources.

Quarterly Data

The following table sets forth unaudited data regarding the Company's operations for each quarter of 2000 and 1999. This information, in the opinion of management, includes all adjustments necessary to present fairly the Company's results of operations for such periods, consisting only of normal recurring adjustments for the periods indicated. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                           Quarter Ended
                                        --------------------------------------------------------------------------------------------
                                         Dec 31,    Sep 30,      June 30,      Mar 31,     Dec 31,    Sep 30,    June 30,    Mar 31,
(In thousands, except per share data)     2000       2000          2000         2000        1999       1999        1999       1999
                                        --------------------------------------------------------------------------------------------
Total interest income                   $10,980     $10,897       $10,472    $ 8,675       $ 7,945    $ 7,639     $ 7,286   $ 7,262
Total interest expense                    3,067       3,220         2,932      2,356         2,076      1,960       1,993     2,188
Net interest income                       7,913       7,677         7,540      6,319         5,869      5,679       5,293     5,074
Provision for loan losses                   225         225           225        150           150         75          45        45
Income before income taxes                3,130       3,050         2,306      2,441         2,467      2,710       2,230     2,060
Net income                                1,951       1,885         1,419      1,505         1,525      1,675       1,375     1,275
Per Common Share:
   Net income - basic                   $  0.39     $  0.38       $  0.29    $  0.31       $  0.33    $  0.36     $  0.29   $  0.26
   Net Income - diluted                 $  0.38     $  0.37       $  0.28    $  0.30       $  0.32    $  0.35     $  0.28   S  0.26

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

The Company's exposure to interest rate risk is reviewed monthly by the Risk Management Committee composed of members of management and the Board of Directors. Management realizes that certain risks are inherent in the financial environment and the objective of the risk management process is to identify, measure, and where possible minimize interest rate risk. Financial tools used in this process include the standard gap report and an interest rate shock simulation model. The condensed gap report as of December 31, 2000 summarizing the Company's interest rate sensitivity follows.

                                                                  Repricing
                                ------------------------------------------------------------------------------
(Dollars in thousands)                    Within 3  Within 3 to 6   Within 6 to 12   Within 1 to 5   More than
                                Immediate  Months       Months           Months           Years       5 years     Non-rate
                                --------------------------------------------------------------------------------------------
            Assets
Cash                            $      -  $      -  $          -    $           -    $          -    $      -     $ 25,692
Short-term investments                 -         -             -                -               -           -            -
Other Investments                      -         -             -                -               -           -        1,722
Investment Securities                  -     8,249           119            8,517          43,938      13,913            -
Loans                            286,019     9,614         5,077            8,883          39,534      28,827          165
Reserve and Other assets               -         -             -                -               -           -       18,026
                                --------------------------------------------------------------------------------------------
         Total Assets           $286,019  $ 17,863  $      5,196    $      17,400    $     83,472    $ 42,740     $ 45,605
                                ============================================================================================
  Liabilities and Capital
Demand Deposits                 $      -  $      -  $          -    $           -    $          -    $      -     $ 89,090
NOW, Savings and Market Rate     225,712         -             -                -               -           -            -
Time Deposits                          -    59,528        25,109           25,195           4,537          24            -
Other Liabilities                  6,100         -             -                -               -           -        9,218
Capital                                -         -             -                -               -           -       53,782
                                --------------------------------------------------------------------------------------------
  Total Liabilities and Capital $231,812  $ 59,528  $     25,109    $      25,195    $      4,537    $     24    $ 152,090
                                ============================================================================================

Gap                               54,207   (41,665)      (19,913)          (7,795)         78,935      42,716     (106,485)
Cumulative gap                    54,207    12,542        (7,371)         (15,166)         63,769     106,485            -

                                                Estimated
                                                  Fair
                                     Total        Value        1999
                                    --------------------------------
Cash                                $ 25,692    $ 25,692    $ 12,205
Short-term investments                     -           -       7,500
Other Investments                      1,722       1,722       2,126
Investment Securities                 74,736      75,048      75,081
Loans                                378,119     376,915     285,537
Reserve and Other assets              18,026      18,026       2,922
                                    --------------------------------
         Total Asssets              $498,295    $497,403    $385,371
                                    ================================
    Liabilities and Capital
Demand Deposits                     $ 89,090    $ 89,090    $ 65,277
NOW, Savings and Market Rate         225,712     225,712     172,283
Time Deposits                        114,393     114,393      97,154
Other Liabilities                     15,318      15,318       4,453
Capital                               53,782      53,782      46,204
                                    --------------------------------
 Total Liabilities and Capital      $498,295    $498,295    $385,371
                                    ================================

Gap                                        -
Cumulative gap                             -

The gap report indicates the Company is asset sensitive having a higher volume of assets reprice relative to liabilities in the immediate time-band due to the high percentage of floating rate loans. The cumulative gap is largest in the immediately repriceable time band and decreases over time through one year. Such a scenario would suggest an immediate negative impact on the Company's net interest margin from decreases in interest rates the magnitude of which declines over time. Using the one-year cumulative gap, the projected impact on net interest margin of a 1% rate shock is $151,660 or .05% of the net interest margin reported for 2000 which is considered an acceptable level of risk. However, the computation of forecasted effects of hypothetical interest rate changes is based on numerous assumptions, including relative levels of market interest rates, loan prepayments or refinancings, deposit decay and other factors and therefore should not be relied upon as a forecast of future results. Further, such computations do not include the impact of any actions that might be undertaken by the Company in response to changes in interest rates.

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

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statement Schedule

The following is an index of the financial statements filed in this report:

Consolidated Financial Statements

                                                                            Page
                                                                            ----

  Independent Auditors' Report - KPMG LLP...................................  37
  Consolidated Balance Sheets as of December 31, 2000
      and December 31, 1999.................................................  38
  Consolidated Statements of Income for the years ended
      December 31, 2000, December 31, 1999 and December 31, 1998............  39
  Consolidated Statements of Comprehensive Income for the years ended
      December 31, 2000, December 31, 1999 and December 31, 1998............  40
  Consolidated Statements of Changes in Shareholders' Equity for the
      years ended December 31, 2000, December 31, 1999 and
      December 31, 1998.....................................................  41
  Consolidated Statements of Cash Flow for the years ended
      December 31, 2000, December 31, 1999 and December 31, 1998............  42
  Notes to Consolidated Financial Statements................................  43

Information required in the schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission either is not applicable or is shown in the Consolidated Financial Statements or Notes thereto.

(b) Reports on Form 8-K

No reports on Form 8-K were filed for the three months ended December 31, 2000.

(c) Exhibits

The exhibits listed below are filed or incorporated by reference, as part of this report pursuant to Item 601 of Regulation S-K.

                                                                                  Sequentially
                                                                                    Numbered
                                                                                      Page
                                                                                  ------------
Exhibit
Number    Exhibit
--------  -------
 2.1 (15)  Agreement and Plan of Merger dated October 18, 1999, among
           Civic BanCorp, CivicBank of Commerce and East County Bank...........              -
 3.1 (5)   Restated Articles of Incorporation of the Company...................              -
 3.2 (1)   Bylaws of the Company ..............................................              -
 3.3 (2)   Amendment to Article Five of bylaws adopted January 20, 1988........              -
 3.4 (7)   Amendment to Article Four of the bylaws adopted July 15, 1992.......              -
 4   (14)  Rights Agreement between Civic BanCorp and ChaseMellon
           Shareholder Services LLC dated as of November 8, 1996 including
           Form of Right Certificate attached thereto as Exhibit B.............              -
10.1 (1)* 1984 Stock Option Plan and Form of Stock Option Agreement............              -

                                                                                  Sequentially
                                                                                    Numbered
                                                                                      Page
                                                                                  ------------
Exhibit
Number    Exhibit
--------  -------
10.2 (2)* Amendment to 1984 Stock Option Plan adopted November 20, 1985.......             -
10.3 (3)* Amendment No. 2 to 1984 Stock Option Plan adopted February 18,
          1988................................................................             -
10.4 (3)* Amendment No. 3 to 1984 Stock Option Plan adopted May 7, 1988.......             -
10.5 (7)* Amendment No. 4 to 1984 Stock Option Plan adopted May 3, 1990.......             -
10.7 (6)  Lease for bank premises in Oakland dated December 21, 1989
          between Bank and Blue Cross of California as sublessor..............             -
10.10     Lease for Bank premises in Oakland dated April 13, 1994 between
          Bank and Webster Street Partners, Ltd., a California limited
          partnership, as lessor..............................................             -
10.12*(8) Employment agreement between the Bank and Herbert C. Foster
          dated December 31, 1992.............................................             -
10.13*(9) 1994 Stock Option Plan..............................................             -
10.14(10) Servicing Rights and Servicing Contracts Purchase Agreement dated as of September 1, 1994 between the Bank and United
          National Mortgage Corporation.......................................             -
10.15(12) 1995 Non-employee Director Stock Option Plan........................             -
10.16(13) CivicBank of Commerce Profit Sharing Retirement Plan................             -
10.17(14) 2000 Employee Stock Option Plan.....................................             -
21        List of Subsidiaries................................................             -
23.1      Consent of KPMG LLP as to incorporation by reference
          of report on financial statements in Form S-8.......................             -
27        Financial Data Schedule.............................................             -

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

(14)             Incorporated by reference from the exhibits included with the
                   Form 8-A Rights Agreement (Registration Number 0-13287).

(15)             Incorporated by reference from the exhibits included with the quarterly report on Form 10-Q for the quarter ended March 31, 2000 previously filed with the commission.

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

                      Date: March 15, 2001
                            --------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Herbert C. Foster                          /s/ Gerald J. Brown
---------------------------                    --------------------------------
Herbert C. Foster                              Gerald J. Brown
President                                      Chief Financial Officer and
Chief Executive Officer and                    Principal Accounting Officer
Director

/s/ C. Donald Carr                             /s/ David L. Cutter
---------------------------                    --------------------------------
C. Donald Carr, Director                       David L. Cutter, Director

/s/ John W. Glenn                              /s/ John L Lindstedt
---------------------------                    --------------------------------
John W. Glenn, Director                        John L. Lindstedt, Director

/s/ Paul C. Kepler                             /s/ James C. Johnson
---------------------------                    --------------------------------
Paul C. Kepler, Director                       James C. Johnson, Director

/s/ Edward G. Mein                             /s/ Dale D. Reed
----------------------------                   --------------------------------
Edward G. Mein, Director                       Dale D. Reed, Director

/s/ Edward G. Roach                            /s/ Barclay Simpson
---------------------------                    --------------------------------
Edward G. Roach, Director                      Barclay Simpson, Director

/s/ Gordon Gravelle                            /s/ Craig Andersen
---------------------------                    --------------------------------
Gordon Gravelle, Director                      Craig Andersen, Director

                                               /s/ Wayne Doiguchi
                                               --------------------------------
Date:  March  15, 2001                         Wayne Doiguchi, Director
      ---------------------

--------------------------------------------------------------------------------


                         CIVIC BANCORP AND SUBSIDIARY
                         ----------------------------

               Consolidated Financial Statements for the Three
                 Years in the Period Ended December 31, 2000,
                       with Independent Auditors' Report


--------------------------------------------------------------------------------

                          CIVIC BANCORP AND SUBSIDIARY
                          ----------------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                           Page
                                                                           ----

Independent Auditors' Report                                               1

Consolidated Financial Statements:
 Balance Sheets as of December 31, 2000 and 1999                           2
 Statements of Income for the years ended
December 31, 2000, 1999 and 1998                                           3
Statements of Comprehensive Income for the years ended
 December 31, 2000, 1999 and 1998                                          4
Statements of Changes in Shareholders' Equity
 for the years ended December 31, 2000, 1999 and 1998                      5
Statements of Cash Flows for the years ended
 December 31, 2000, 1999 and 1998                                          6
Notes to Consolidated Financial Statements                                 7

INDEPENDENT AUDITORS' REPORT
----------------------------


The Board of Directors Civic BanCorp:

We have audited the accompanying consolidated balance sheets of Civic BanCorp and subsidiary (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Civic BanCorp and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP


San Francisco, California
January 17, 2001

CIVIC BANCORP AND SUBSIDIARY
----------------------------

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2000 AND 1999
(In Thousands Except Shares)
----------------------------

                                                                    2000                 1999
                                                                 -------------------------------
ASSETS
------
Cash and due from banks                                          $  25,692            $  12,205
Federal funds sold                                                       -                7,500
                                                                 -------------------------------
   Total cash and cash equivalents                                  25,692               19,705
Securities available for sale                                       28,369               31,665
Securities held to maturity (market value
   of $46,679 and $42,468, respectively)                            46,367               43,416
Other securities                                                     1,722                2,126
Loans:
  Commercial                                                       235,532              173,124
  Real estate-construction                                           4,427               10,053
  Real estate-other                                                115,693               85,470
  Installment and other                                             22,467               16,890
                                                                 -------------------------------
  Total loans                                                      378,119              285,537
  Less allowance for loan losses                                     6,573                4,850
                                                                 -------------------------------
  Loans - net                                                      371,546              280,687
Intangible assets - net                                             12,092                  607
Interest receivable and other assets                                10,106                5,544
Leasehold improvements and equipment - net                           2,401                1,621
                                                                 -------------------------------
TOTAL ASSETS                                                     $ 498,295            $ 385,371
                                                                 ===============================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
LIABILITIES:
Deposits:
  Noninterest bearing                                            $  89,090            $  65,277
  Interest-bearing:
    Checking                                                         9,090               11,851
    Money market                                                   210,178              160,432
    Time and savings                                               120,837               97,154
                                                                 -------------------------------
  Total deposits                                                   429,195              334,714
Federal funds purchased                                              6,100                    -
Accrued interest payable and other liabilities                       9,218                4,453
                                                                 -------------------------------
  Total liabilities                                                444,513              339,167

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock no par value; authorized
   10,000,000 shares; none issued and outstanding                        -                    -
Common stock no par value; authorized
   10,000,000 shares; issued and outstanding,
   4,955,480 and 4,908,132 shares, respectively                     38,227               34,751
Retained earnings, (subsequent to July 1,1996
   date of quasi-reorganization, total deficit
   eliminated $5.5 million)                                         15,395               11,701
Accumulated other comprehensive income (loss), net                     160                 (248)
                                                                 -------------------------------
  Total shareholders' equity                                        53,782               46,204
                                                                 -------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 498,295            $ 385,371
                                                                 ===============================

See notes to consolidated financial statements.

CIVIC BANCORP AND SUBSIDIARY
----------------------------

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(In Thousands Except Shares and Per Share Amounts)
--------------------------------------------------

                                                             2000                  1999               1998
                                                         ------------------------------------------------------
INTEREST INCOME:
Loans                                                    $     36,177          $     24,421       $     22,412
Taxable investment securities                                   3,602                 3,556              2,878
Tax exempt securities                                           1,015                   843                682
Federal funds sold                                                230                 1,312              2,837
                                                         ------------------------------------------------------
Total Interest Income                                          41,024                30,132             28,809

INTEREST EXPENSE:
Deposits                                                       11,154                 8,194              8,770
Other borrowings                                                  421                    23                  -
                                                         ------------------------------------------------------
Total Interest Expense                                         11,575                 8,217              8,770
                                                         ------------------------------------------------------
NET INTEREST INCOME                                            29,449                21,915             20,039
Provision for loan losses                                         825                   315                150
                                                         ------------------------------------------------------
Net Interest Income After
  Provision for Loan Losses                                    28,624                21,600             19,889

NON-INTEREST INCOME:
Customer service fees                                           1,530                   971                764
Disposition of client warrants                                      -                   333                  -
Gain on sale of other assets held for sale                          1                    67                915
Other                                                             456                   156                103
                                                         ------------------------------------------------------
Total Non-Interest Income                                       1,987                 1,527              1,782

NON-INTEREST EXPENSE:
Salaries and employee benefits                                 12,134                 8,330              7,550
Occupancy                                                       1,528                 1,113              1,084
Equipment                                                       1,404                 1,044                866
Goodwill and core deposit amortization                            689                   168                193
Telephone and postage                                             519                   349                325
Consulting fees                                                   473                   295                265
Data processing services                                          457                   403                363
Marketing                                                         264                   248                262
Legal fees                                                        240                   192                238
Other                                                           1,976                 1,519              1,365
                                                         ------------------------------------------------------
Total Non-Interest Expense                                     19,684                13,661             12,511
                                                         ------------------------------------------------------

INCOME BEFORE INCOME TAXES                                     10,927                 9,466              9,160
Income tax expense                                              4,167                 3,616              3,650
                                                         ------------------------------------------------------
NET INCOME                                               $      6,760          $      5,850       $      5,510
                                                         ======================================================

NET INCOME PER COMMON SHARE - BASIC                      $       1.37          $       1.18       $       1.10
                                                         ======================================================
NET INCOME PER COMMON SHARE - DILUTED                    $       1.33          $       1.15       $       1.04
                                                         ======================================================

Weighted average shares outstanding used
  to compute basic net income per common share              4,945,657             4,948,840          5,031,703
Dilutive effects of stock options                             133,214               145,658            247,255
                                                         ------------------------------------------------------
Total diluted weighted average shares outstanding
  used to compute diluted net income per common share       5,078,871             5,094,498          5,278,958
                                                         ======================================================

See notes to consolidated financial statements.

CIVIC BANCORP AND SUBSIDIARY
----------------------------
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(In thousands)
--------------

                                                                            2000            1999            1998
                                                                       ----------------------------------------------
Net Income                                                                $ 6,760         $ 5,850         $ 5,510

Other Comprehensive Income (Loss):
Change in unrealized gain / (loss) on securities available for sale           680            (903)             71
Income tax (expense) benefit related to unrealized gain (loss)
     on securities available for sale                                        (272)            361             (28)
                                                                        ----------------------------------------------
Other Comprehensive Income (Loss):                                            408            (542)             43
                                                                        ----------------------------------------------
COMPREHENSIVE INCOME                                                      $ 7,168         $ 5,308         $ 5,553
                                                                        ==============================================

See notes to consolidated financial statements
--------------------------------------------------------------------------------

CIVIC BANCORP AND SUBSIDIARY
----------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(In Thousands Except Shares)
--------------------------------------------------------------------------------

                                                                                                        ACCUMULATED
                                                                                                           OTHER
                                                                        COMMON STOCK        RETAINED   COMPREHENSIVE
                                                                    SHARES       AMOUNT     EARNINGS   INCOME (LOSS)      TOTAL
                                                                    ------       ------     --------   -------------      -----
Balance, January 1, 1998                                           4,619,768    $ 35,149    $  3,287    $     251       $ 38,687
  Stock options exercised                                             64,234         406                                     406
  Tax benefit of stock options exercised                                              49                                      49
  Stock repurchased                                                 (240,000)     (3,859)                                 (3,859)
  Recognition of net deferred tax assets
  originating prior to quasi-reorganization                                          978                                     978
  Net Income                                                                                   5,510                       5,510
  Net unrealized gain on securities available for sale                                                         43             43
                                                         -----------------------------------------------------------------------
Balance, December 31, 1998                                         4,444,002      32,723       8,797          294         41,814
  Stock options exercised                                            132,572         825                                     825
  Tax benefit of stock options exercised                                             105                                     105
  Stock repurchased                                                 (128,600)     (1,845)                                 (1,845)
  5% stock dividend                                                  226,437       2,943      (2,946)                         (3)
  Net Income                                                                                   5,850                       5,850
  Net unrealized (loss) on securities available for sale                                                     (542)          (542)
                                                         -----------------------------------------------------------------------
Balance, December 31, 1999                                         4,674,411      34,751      11,701         (248)        46,204
  Stock options exercised                                             45,394         295                                     295
  Tax benefit of stock options exercised                                             118                                     118
  5% stock dividend                                                  235,675       3,063      (3,066)                         (3)
  Net Income                                                                                   6,760                       6,760
  Net unrealized gain on securities available for sale                                                        408            408
                                                         -----------------------------------------------------------------------
Balance, December 31, 2000                                         4,955,480    $ 38,227    $ 15,395    $     160       $ 53,782
                                                         =======================================================================

See notes to consolidated financial statements

CIVIC BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(In Thousands)

                                                                                   2000              1999              1998
                                                                             -----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $  6,760          $  5,850          $  5,510
  Adjustments to reconcile net income to
    net cash provided by operating activities:
       Provision for loan losses                                                    825               315               150
       Depreciation and amortization                                              1,518             1,247             1,015
       Write-down (gain) on foreclosed assets                                        36               (67)             (915)
       Loss on disposal of fixed assets                                              62                 -                 -
       Amortization of deferred loan fees                                           184               137                (8)
  Change in other assets and liabilities:
       Increase in interest receivable and other assets                          (4,444)             (321)             (132)
       Increase (decrease) in accrued interest and other liabilities              1,324              (580)            1,672
                                                                             -----------------------------------------------
Net cash provided by operating activities                                         6,265             6,581             7,292

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                           (1,789)             (691)             (638)
  Paydown on assets held for sale                                                     -                 -               406
  Proceeds from sales of foreclosed assets                                          168                67             3,492
  Net increase in loans                                                         (93,176)          (52,352)           (2,781)
  Expenditures on foreclosed assets                                                   -                 -               (62)
  Proceeds from maturities of securities held to maturity                         1,589               355            14,029
  Purchases of securities held to maturity                                       (4,322)          (11,327)          (19,513)
  Proceeds from maturities available for sale                                    17,250            14,000                 -
  Purchases of securities available for sale                                    (13,216)          (15,974)                -
                                                                             -----------------------------------------------
Net cash used in investing activities                                           (93,496)          (65,922)           (5,067)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                                             295               825               406
Purchase of common stock                                                              -            (1,845)           (3,859)
Cash paid in lieu of fractional shares                                               (3)               (3)                -
Acquisition, net of cash acquired                                                (7,655)                -                 -
Proceeds from short-term borrowing                                                6,100                 -                 -
Net increase (decrease) in deposits                                              94,481            (8,235)           59,799
                                                                             -----------------------------------------------
Net cash provided (used) by financing activities                                 93,218            (9,258)           56,346

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              5,987           (68,599)           58,571
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 19,705            88,304            29,733
                                                                             -----------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 25,692          $ 19,705          $ 88,304
                                                                             ===============================================
OTHER CASH FLOW INFORMATION:
Cash paid for interest                                                         $ 11,253          $  8,581          $  8,235
Cash paid for income taxes                                                        5,351             3,490             2,631
Transferred from retained earnings to
    common stock due to stock dividend                                            3,066             2,946                 -
Loans transferred to other real estate owned                                        200                 -             2,478

Supplemental schedule of non-cash investing activity:
Fair value of assets acquired                                                  $ 87,219                 -                 -
Liabilities assumed                                                            $ 72,614                 -                 -
Cash paid for capital stock                                                    $ 14,605                 -                 -

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

         Business Combination - On February 29, 2000, Civic BanCorp acquired
         --------------------
         East County Bank for approximately $14.6 million in cash. Unaudited total assets of East County Bank were approximately $79 million. The transaction was treated as a purchase for accounting purposes with the resulting goodwill amortized on a straight-line basis over 15 years. The results of operations of the acquired enterprise from March 1, 2000 through December 31, 2000 are included in the consolidated income statement of Civic BanCorp.

         The following unaudited pro-forma financial information presents the combined results of operations of the Company and East County Bank as if the acquisition had occurred on January 1, 1999, after giving effect to certain adjustments, including the amortization of goodwill. The pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and East County Bank constituted a single entity during such periods.

         Pro-forma results of operations:
         (dollars in thousands except per share)
         Unaudited
                                                   Year Ended December 31,
                                                 -------------------------
                                                    2000            1999
                                                 ---------       ---------
         Net Interest Income                     $  30,198       $  26,320
         Net Income                              $   6,804       $   6,345
         Dilued Earnings per Share               $    1.34       $    1.25

         Principles Of Consolidation - The consolidated financial statements
         ---------------------------
         include the accounts of BanCorp and Bank. All material intercompany transactions and accounts have been eliminated in consolidation.

         Cash and Cash Equivalents - Cash and cash equivalents include cash on
         -------------------------
         hand, amounts due from banks and federal funds sold with original maturities less than 90 days.

Investment Securities - Securities available for sale are held for indefinite
---------------------
periods of time. Management intends to use these securities as part of its asset/liability management, and may sell these securities in response to changes in interest rates and other factors. These securities are carried at market value, with unrealized gains and losses, after applicable income taxes, recorded as a separate component of shareholders' equity. Gains on the sale of securities available for sale, determined on the specific cost identification basis, are recorded in other income at the time of sale. Specific cost is determined by using historical cost adjusted for any previously recorded unrealized losses.

Held to maturity securities are those securities which management has the ability and intent to hold to maturity. These securities are stated at cost, adjusted for amortization of premiums to call date and accretions of discount to maturity using methods approximating the interest method.

Other securities include stock in the Federal Reserve Bank, Federal Home Loan Bank, Pacific Coast Bankers Bank and CRA Fund Advisors and are carried at cost which approximates market.

The Company does not engage in trading activities.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. A decline in the market value of a security deemed other than temporary would result in a charge to earnings and the establishment of a new cost basis for the security.

Loans - Loans are stated at the principal amount outstanding, reduced by the
-----
allowance for loan losses and unamortized loan origination and commitment fees, net of loan origination costs. Interest on loans is calculated by using the simple interest method on the daily balance of the principal amount outstanding.

Loans are placed on nonaccrual status when the loan is considered to be impaired. An impaired loan is one for which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. When a loan is placed on nonaccrual status, interest accruals are discontinued and any interest income previously accrued but not collected is reversed. Any payments received on nonaccrual loans are applied against principal until the principal is fully recovered with subsequent collections recognized as interest income as they are received. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. The Company measures certain impaired loans based on the present value of future cash flows discounted at the loan's effective interest rate, or at the loans' market value or the fair value of the collateral if the loan is secured. If the measurement of the impaired loan is less than the recorded investment in the loan, impairment is recognized by creating or adjusting the existing allocation of the allowance for loan losses.

All nonrefundable loan origination fees and commitment fees, net of related costs, are deferred and amortized over the term of the loan, or until the loan is sold, as an adjustment to the yield of the related loan. At December 31, 2000 and 1999, the amount of unamortized loan fees was approximately $773,000 and $957,000, respectively.

Allowance for Loan Losses - The allowance for loan losses is established through
-------------------------
a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Recoveries of amounts previously charged-off are credited to the allowance. While management uses available information to determine the allowance for possible losses on loans, future additions to the allowance may be necessary based on changes in economic conditions or for other reasons. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments of information available to them at the time of their examination.

Leasehold Improvements and Equipment - Leasehold improvements and equipment are
------------------------------------
stated at cost less accumulated depreciation and amortization. Depreciation and amortization expenses are computed on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease terms (generally 2-5 years). Costs of improvements are capitalized, and maintenance, repairs and minor improvements are expensed as incurred.

Intangibles - Goodwill is amortized on a straight-line basis over fifteen years.
-----------
The portion of the acquisition cost allocated to values associated with acquired deposits is being amortized on an accelerated method over ten years. Management assesses the value of its intangibles for other than temporary impairment. If impaired, recoverability of the asset is assessed based on expected undiscounted cash flows. Amortization expense relative to intangible assets was $689,000, $168,000 and $193,000 for the years ended December 31, 2000, 1999, and 1998.

Foreclosed Assets - Foreclosed assets are stated at the lower of the recorded
-----------------
investment in the property or its fair value minus estimated costs to sell. Immediately upon foreclosure, the value of the underlying loan is written down to the fair value of the real estate acquired by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties are included in non-interest expenses, while any rental revenues are included in non-interest income. Gains and losses on their disposition are included in non-interest income and non-interest expenses, respectively.

Income Taxes - BanCorp and the Bank file consolidated federal income tax and
------------
combined California franchise tax returns.

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

Stock Compensation Plans - Stock options issued under the Corporation's stock
------------------------
option plan have no intrinsic value at the grant date, and under Accounting Principles Board Opinion No. 25 no compensation cost is recognized for them. The Corporation has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied. The pro forma disclosures include the effects of all awards granted on or after January 1, 1995.

Net Income Per Common Share - Basic earnings per share represents income
---------------------------
available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as an adjustment to income that would result from the assumed issuance. Additionally, weighted average shares outstanding and per share amounts for all periods presented have been adjusted to give effect for 5% stock dividends paid in May 1999, and April 2000. There were no stock dividends in 1998.

Quasi-reorganization - The Company, with the approval of the Board of Directors
--------------------
and its shareholders, adjusted its July 1, 1996 balance sheet to fair value and transferred the accumulated deficit of $5.5 million to common stock in accordance with quasi-reorganization accounting principles. The Company's deficit retained earnings were incurred primarily as a result of substantial writedowns of real estate loans and foreclosed assets in 1992 and 1993 and the conditions giving rise to those losses have substantially changed.

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

Segment Reporting - Management approaches the Company's principal subsidiary,
-----------------
the Bank, as one business enterprise which operates in a single economic environment, since the products and services, types of customers and regulatory environment all have similar economic characteristics.

Use of Estimates - The preparation of the financial statements in conformity
----------------
with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual amounts could differ from those estimates.

Recent Accounting Pronouncements - In June 1999, the FASB issued SFAS No. 137,
--------------------------------
"Accounting for Derivative Financial Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133." Statement No. 137 defers the effective date of Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" for one year. Statement No. 133 is now effective for fiscal quarters of fiscal years beginning after June 15, 2000. This statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For instruments existing at the date of adoption, Statement No. 133 provides an entity with the option of not applying this provision to hybrid instruments entered into before January 1, 1998 and not modified substantially thereafter. Consistent with the deferral of the effective date for one year, Statement No. 137 provides an entity the option of not applying this provision to hybrid instruments entered into before January 1, 1998 or 1999 and not modified substantially thereafter. The Company adopted this statement on January 1, 2001. As the Company does not have any derivatives, no transition adjustment was required.

 2.      SECURITIES

         The amortized cost and estimated market values of securities available for sale, securities held to maturity and other securities as of December 31, 2000 and 1999 are summarized as follows (in thousands):

                                                        Securities Available for Sale
                                               -----------------------------------------------
                                               Amortized   Unrealized    Unrealized     Market
                                                    Cost         Gain          Loss      Value
                                               -----------------------------------------------
December 31, 2000:
U.S. agency securities                         $  28,102   $      315    $     (48)    $28,369
                                               ===============================================

December 31, 1999:
U.S. Treasury obligations                      $   8,003   $       12    $      --     $ 8,015
U.S. agency securities                            24,075           --         (425)     23,650
                                               -----------------------------------------------
Total                                          $  32,078   $       12    $    (425)    $31,665
                                               ===============================================

                                                         Securities Held to Maturity
                                               -----------------------------------------------
                                               Amortized   Unrealized    Unrealized     Market
                                                    Cost         Gain          Loss      Value
                                               -----------------------------------------------
December 31, 2000:
U.S. Treasury obligations                      $     989   $       19    $      --     $ 1,008
U.S. agency securities                            24,141           13          (67)     24,087
Collateralized mortgage obligations                   19            1           --          20
Municipal securities                              21,218          411          (65)     21,564
                                               -----------------------------------------------
Total                                          $  46,367   $      444    $    (132)    $46,679
                                               ===============================================

December 31, 1999:
U.S. agency securities                         $  24,277   $       --    $    (504)    $23,773
Collateralized mortgage obligations                   34            1           --          35
Municipal securities                              19,105           60         (505)     18,660
                                               -----------------------------------------------
Total                                          $  43,416   $       61    $  (1,009)    $42,468
                                               ===============================================

                                                               Other Securities
                                               -----------------------------------------------
                                               Amortized   Unrealized    Unrealized     Market
                                                    Cost         Gain          Loss      Value
                                               -----------------------------------------------
December 31, 2000:
Pacific Coast Bankers Bank stock               $     100   $       --    $      --     $   100
Federal Home Loan Bank stock                         190           --           --     $   190
CRA Fund Advisors                                    500           --           --     $   500
Federal Reserve Bank stock                           932           --           --     $   932
                                               -----------------------------------------------
Total                                          $   1,722   $       --    $      --     $ 1,722
                                               ===============================================

December 31, 1999:
Federal Home Loan Bank stock                   $   1,195           --           --       1,195
Federal Reserve Bank stock                           931           --           --         931
                                               -----------------------------------------------
Total                                          $   2,126   $       --    $      --     $ 2,126
                                               ===============================================

Total securities required and pledged under state regulations to secure certain deposits and for other purposes amounted to approximately $8,933,000 and $7,976,000 at December 31, 2000 and 1999, respectively.

The amortized cost and estimated market values of securities at December 31, 2000 by contractual maturity are shown below (in thousands). Expected maturities will differ from contractual maturities as certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                               Amortized     Market
                                                  Cost        Value
                                               --------------------
        Securities available for sale:
        Within one year                        $   4,477    $ 4,469
        After one year but within five years      22,144     22,382
        After five years but within ten years      1,481      1,518
                                               --------------------
        Total                                  $  28,102    $28,369
                                               ====================

        Securities held to maturity:
        Within one year                        $  12,408    $12,377
        After one year but within five years      21,528     21,678
        After five years but within ten years      7,563      7,784
        After ten years                            4,868      4,839
                                               --------------------
        Total                                  $  46,367    $46,679
                                               ====================

3.      ALLOWANCE FOR LOAN LOSSES

        The activity in the allowance for loan losses for the years ended December 31, 2000, 1999 and 1998 is summarized as follows:

        (In Thousands)                        2000       1999       1998
                                             ----------------------------
        Balance, beginning of year           $4,850     $4,424     $4,351
        Allowance acquired through merger     1,108         --         --
        Provision charged to expense            825        315        150
        Loans charged off                      (452)      (804)      (834)
        Recoveries                              242        915        757
                                             ----------------------------
        Balance, end of year                 $6,573     $4,850     $4,424
                                             ============================

        At December 31, 2000 and 1999, the recorded investment in loans considered to be impaired and placed on a non-accrual status is as follows:

        (In Thousands)                                     2000     1999
                                                         ---------------
        Loans supported by collateral                    $  902   $  504
        Loans not supported by collateral                   321      128
                                                         ---------------
        Non-accrual loans                                $1,223   $  632
                                                         ===============
        Related allowance for non-collateralized loans   $   61   $  122
                                                         ===============

        For the years ended December 31, 2000, 1999 and 1998 the average recorded investment in impaired loans was $920,000, $528,000 and $1,796,000, respectively. There was no interest income recognized on impaired loans for those years, however, if interest income had been accrued under the original terms of the loans, such income would have approximated $103,000, $91,000 and $224,000 for 2000, 1999 and 1998,
        respectively.

4.      LEASEHOLD IMPROVEMENTS AND EQUIPMENT

        A summary of leasehold improvements and equipment as of December 31, 2000 and 1999 is as follows:

        (In Thousands)                                  2000          1999
                                                     ----------------------
        Leasehold improvements                       $   1,326     $  1,147
        Furniture and fixtures                           1,574        1,084
        Equipment                                        4,568        3,566
                                                     ----------------------
                                                         7,468        5,797
        Less accumulated depreciation                    5,067        4,176
                                                     ----------------------
        Leasehold improvements and equipment, net    $   2,401     $  1,621
                                                     ======================

        Depreciation expense was $943,000, $628,000 and $515,000 for the years ended December 31, 2000, 1999 and 1998.

5.      DEPOSITS

        The aggregate amount of time certificates of deposit in denominations of $100,000 or more was $79,266,000 and $72,244,000 at December 31, 2000 and 1999. Interest expense incurred on certificates of deposit in denominations of $100,000 or more was approximately $4,080,000, $3,605,000 and $4,168,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Time deposits in denominations of $100,000 or more in excess of one year at December 31, 2000 are $3,024,000.

6.      STOCK OPTIONS

        BanCorp has a stock option plan which provides for incentive stock options (ISO) and nonqualified stock options. The plan was amended in 1998 and 2000 to increase the shares available for grant to 1,528,081. In 1995, the Company adopted the Non-Employee Director Stock Option Plan which reserved 115,500 shares of the 1994 Stock Option Plan for grants to eligible directors. The Non-Employee Director Plan was amended in 1999 to increase the shares reserved for directors to 173,775. Outstanding options for the purchase of common shares, which expire at various dates through 2009, have been granted under the plan at prices ranging from $4.86 to $17.01 per share (restated for stock dividends). These prices correspond to the market value of the stock on the dates the options were granted. The plan provides that the right to exercise options vests at the discretion of the plan committee on the date of grant which is generally 20% per year over 5 years. Options generally expire within ten years of the date of grant.

        Option activity is summarized below:

                                                 2000                      1999                       1998
                                            -----------------------------------------------------------------------------
                                                        Weighted                     Weighted                  Weighted
                                                        Average                      Average                   Average
                                                        Exercise                     Exercise                  Exercise
                                             Shares      Price          Shares        Price       Shares        Price
                                            -----------------------------------------------------------------------------
Shares under option at beginning of year    493,399    $ 10.27          516,089      $ 8.36       494,943      $ 6.56
Options granted                             136,205      13.20          157,800       12.54       106,705       14.93
Options exercised                           (47,544)      6.19         (139,681)       5.74       (68,219)       5.76
Options cancelled                           (26,482)     12.75          (40,809)      10.50       (17,340)       7.61
                                            -----------------------------------------------------------------------------
Shares under option at end of year          555,578      11.22          493,399       10.27       516,089        8.36
                                            =============================================================================
Options exercisable                         270,032       9.82          234,891        8.35       291,965        6.78
                                            =============================================================================


Weighted-average fair value of
options granted during the periods
at exercise prices equal to market
price at grant date                         $  6.49                    $   7.00                  $   6.73
                                            =======                    ========                  ========

The following table summarizes information about stock options outstanding at December 31, 2000:

                                  Options Outstanding                      Options Exercisable
                        -------------------------------------------   -----------------------------
                                         Weighted
                                          Average         Weighted                       Weighted
                                         Remaining        Average                        Average
Range of                   Number       Contractual       Exercise      Number           Exercise
Exercise Prices         Outstanding        Life             Price     Exercisable         Price
-------------------------------------------------------------------   -----------------------------
$4.86 - $6.37            118,928           2.90          $   5.40       102,029          $  5.38
$6.48 - $12.02           157,195           6.56          $  10.94        67,606          $ 10.37
$12.19 - $13.10          141,659           7.50             12.82        50,174            12.34
$13.12 - $16.27          111,344           8.16             14.49        27,079            14.67
$16.55 - $17.01           26,452           3.30             16.67        23,144            16.62
-------------------------------------------------------------------   -----------------------------
$4.86 - $17.01           555,578           6.18          $  11.22       270,032          $  9.82
                        ===========================================   =============================

The Company has elected to continue with the intrinsic value method and accordingly does not recognize compensation cost equal to the value of the stock options. If the Company had elected to recognize compensation cost based on the fair value of the options granted net income and earnings per share would have been reduced to the pro forma amounts in the following table:

    (Dollars in thousands)
                                               2000       1999       1998
                                             -------------------------------
    Net income - as reported                 $6,760      $5,850      $5,510
    Net income - pro forma                   $6,319      $5,498      $5,245

    Basic income per share - as reported     $ 1.37      $ 1.18      $ 1.10
    Basic income per share - pro forma       $ 1.28      $ 1.11      $ 1.04

    Diluted income per share - as reported   $ 1.33      $ 1.15      $ 1.04
    Diluted income per share - pro forma     $ 1.24      $ 1.08      $ 0.99

    The fair value of each option grant is estimated on the date of vesting using the Black-Scholes option-pricing model with the following assumptions:

                                            2000         1999         1998
                                    ------------------------------------------
    Expected dividend yield                    0%           0%           0%
    Expected stock price volatility        29.52%       29.52%       29.52%
    Risk-free interest rate            5.46-5.29%   6.09-6.68%   4.71-4.87%
    Weighted average expected
     life of options                   7.50 years   7.50 years   7.50 years

7.  REGULATORY MATTERS

    BanCorp is subject to regulation under the Bank Holding Company Act of 1956 and to regulation by the Federal Reserve Board. The regulations require the maintenance of cash reserve balances at the Federal Reserve Bank for transaction accounts. The average reserve requirement for the Bank was $261,000 and $746,000 for the years ended December 31, 2000 and 1999, respectively.

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

    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that BanCorp and the Bank met all capital adequacy requirements to which they are subject.

    As of December 31, 2000, the most recent notification from the Federal Reserve Bank of San Francisco categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The Company's actual capital amounts and ratios are also presented in the following table:

                                                                                      Minimum
                                               Actual        Actual      Minimum      Capital
                                               Ratio         Amount      Ratio      Requirement
                                              -------      ----------   --------   -------------
    (In thousands)
    As of December 31, 2000:
    Total risk-based capital ratio
      Company                                  10.34%      $ 47,252      8.00%      $ 36,551
      Bank                                     10.27%      $ 46,914      8.00%      $ 36,551
    Tier 1 risk-based capital ratio
      Company                                   9.09%      $ 41,530      4.00%      $ 18,275
      Bank                                      9.02%      $ 41,192      4.00%      $ 18,275
    Tier 1 Leverage
      Company                                   8.59%      $ 41,530      4.00%      $ 19,339
      Bank                                      8.52%      $ 41,192      4.00%      $ 19,339

    As of December 31, 1999:
    Total risk-based capital ratio
      Company                                  14.48%      $ 50,070      8.00%      $ 27,666
      Bank                                     14.42%      $ 49,909      8.00%      $ 27,666
    Tier 1 risk-based capital ratio
      Company                                  13.23%      $ 45,741      4.00%      $ 13,833
      Bank                                     13.17%      $ 45,576      4.00%      $ 13,833
    Tier 1 leverage ratio
      Company                                  11.80%      $ 45,741      4.00%      $ 15,505
      Bank                                     11.69%      $ 45,576      4.00%      $ 15,505

8.  BENEFIT PLANS

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

    The following is a summary of the related expenses for the years ended December 31, 2000, 1999 and 1998, which are included in salaries and employee benefits.

     (In Thousands)                         2000         1999       1998
                                        -----------------------------------
     401(k) salary deferral component   $   255       $  178      $  159
     Profit sharing component               270          234         220
                                        -----------------------------------
                                        $   525       $  412      $  379
                                        ===================================

9.   INCOME TAXES

     Total income taxes for the years ended December 31, 2000, 1999 and 1998 were recorded as follows:

(In Thousands)                                                           2000       1999       1998
                                                                    -----------------------------------
Income taxes applicable to income before income tax expense            $4,167     $3,616     $3,650
Tax benefit of stock options exercised
  recorded in shareholders' equity                                       (118)      (105)       (49)
Tax effect of the change in net unrealized gain (loss)
  on investment securities recorded in shareholders' equity               272       (361)       (28)
Recognition of net deferred tax assets originating prior to
  quasi-reorganization recorded in shareholders' equity                    --         --       (978)
                                                                    -----------------------------------
Income taxes net of shareholders' equity adjustments                   $4,321     $3,150     $2,595
                                                                    ===================================

The provision for income taxes reflected in the consolidated statements of income for the years ended December 31, 2000, 1999 and 1998 is as follows:

(In Thousands)                      2000       1999       1998
                               -----------------------------------
Current provision (benefits):
 Federal                          $3,380     $2,815     $2,624
  State                              984        776        734
                               -----------------------------------
   Total                           4,364      3,591      3,358
Deferred
 Federal                            (153)        30        194
  State                              (44)        (5)        98
                               -----------------------------------
   Total                          $4,167     $3,616     $3,650
                               ===================================

The temporary differences which created deferred tax assets and liabilities are detailed below:

(In Thousands)                                              2000       1999       1998
                                                       --------------------------------
Deferred tax assets:
 Loan loss and foreclosed asset
  allowances not currently deductible                     $1,787     $1,092       $941
 Deferred rent                                                26         33         43
 Deferred loan fees                                           25         50         75
 Core deposits                                               208        238        294
 Book over tax depreciation                                  283        228        188
 Other write-downs                                            --         --         39
 Accrued Payables                                            255        263        234
 State tax                                                   366        252        267
 Other                                                         7         --         --
 Net unrealized loss on securities available for sale         --        165         --
                                                       --------------------------------
 Gross deferred tax asset                                  2,957      2,321      2,081
 Valuation Allowance                                          --         --         --
                                                       --------------------------------
 Total deferred tax asset                                 $2,957     $2,321     $2,081
                                                       --------------------------------
Deferred tax liabilities:
 Net unrealized gain on securities available for sale       (107)        --       (196)
 Leases                                                     (338)      (118)        --
 Other                                                        --        (40)       (58)
                                                       --------------------------------
 Total deferred tax liability                               (445)      (158)      (254)
                                                       --------------------------------
Net Deferred Tax Asset                                    $2,512     $2,163     $1,827
                                                       ================================

Management periodically reevaluates the realizability of the deferred tax assets and adjusts the valuation allowance so that the resulting level of net deferred tax assets will more likely than not be realized. As of December 31, 2000, management estimates that the Company will more likely than not realize the $2,512,000 net deferred tax asset. Accordingly, no valuation allowance has been provided for at December 31, 2000. In 1998, $978,000 of deferred tax benefits were recognized in shareholders' equity as a result of reductions in the valuation allowance in each of these years. These tax benefits originated prior to the quasi-reorganization that took place on July 1, 1996.

Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary from amounts shown on the tax return as filed. Accordingly, the variances from amounts reported for 1999 and 1998 are primarily the result of adjustments to conform to the 1999 and 1998 filed tax returns.

The effective tax rate differs from the federal statutory income tax rate for the years ended December 31, 2000, 1999 and 1998 as follows:

                                        2000       1999    1998
                                    ----------------------------
Federal statutory income tax rate       34%        34%     34%
State franchise tax, less federal
  income tax effect                      6%         5%      6%
Tax-exempt income                       (3%)       (3%)    (2%)
Other permanent differences              1%         2%      2%
                                    ----------------------------
Effective income tax rate               38%        38%     40%
                                    ============================

10.  RELATED PARTY TRANSACTIONS

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

     The activity is summarized as follows for the years ended December 31, 2000 and 1999:

     (In Thousands)                           2000                1999
                                         --------------------------------
     Balance, beginning of year           $     808           $   1,307
     Loan proceeds disbursed                  6,626               1,461
     Loan repayments                         (2,753)             (1,960)
                                         --------------------------------
     Balance, end of year                 $   4,681           $     808
                                         --------------------------------

11.  COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

     The Bank is involved in legal actions arising from normal business activities. Management, upon the advice of legal counsel handling such actions, believes that the ultimate resolution of these actions will not have a material adverse effect on the financial position of BanCorp.

     In the normal course of business, to meet the financing needs of its customers and manage its own exposure to fluctuations in interest rates, the Bank is a party to financial instruments, including commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of these instruments, which are not included in the consolidated balance sheets, are an indicator of the extent of the Company's activities in particular classes of financial instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Bank controls the credit risk of these transactions through credit approvals, limits and monitoring procedures, and generally requires collateral or other security to support commitments to extend credit. The Bank's exposure to credit loss is usually limited to amounts funded or drawn. A summary of these financial instruments at December 31, 2000 and 1999 follows:

     (In Thousands)                            2000             1999
                                          -------------     ------------
     Commitments to extend credit          $   194,803       $  166,880
     Standby letters of credit             $    11,349       $   10,859

12.  OPERATING LEASES

     BanCorp and the Bank lease their banking and office facilities under noncancelable operating leases. These leases expire from August 2001 to December 2006. Certain leases contain options to extend. Rental expense for the years ended December 31, 2000, 1999 and 1998 was $1,412,000, $1,088,000, and $1,055,000, respectively.

     Total future minimum rental payments under these operating leases at December 31, 2000 are as follows:

     (Dollars In Thousands)
     Year ending December 31:
          2001                           $  1,499
          2002                              1,478
          2003                              1,319
          2004                                826
          2005                                563
          Thereafter                          531
                                        ----------
     Total Future Minimum Rentals        $  6,216
                                        ==========

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     The summary of these financial instruments and their related fair values at December 31, 2000 and 1999 are as follows:

     (In Thousands)                                           2000                                1999
                                         ---------------------------------------------------------------------
                                             Carrying         Estimated             Carrying       Estimated
                                               Amount        Fair Value               Amount      Fair Value
                                         ---------------------------------------------------------------------
     Assets:
      Cash and cash equivalents              $ 25,692       $    25,692          $    19,705    $     19,705
      Securities available for sale            28,369            28,369               31,665          31,665
      Securities held to maturity              46,367            46,679               43,416          42,468
      Other securities                          1,722             1,722                2,126           2,126
      Loans                                   371,546           370,042              280,687         279,737
     Liabilities:
      Noninterest-bearing deposits             89,090            89,090               65,277          65,277
      Interest-bearing deposits               340,105           340,095              269,437         269,357

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

     Commitments to extend credit and standby letters of credit - The fair value of commitments and standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. Management estimates that the estimated fair value of commitments to extend credit and standby letters of credit is not significant. The Bank may structure variable rate loans to include embedded interest rate floors. Such floors are designed to mitigate interest rate risk to the Bank in a declining interest rate environment. As of December 31, 2000, the Bank had outstanding loans totaling approximately $22,000,000 that were subject to interest rate floors.

14. FINANCIAL STATEMENTS OF CIVIC BANCORP (parent company only) The condensed financial statements of Civic BanCorp (parent company only) are presented below (in thousands):

     BALANCE SHEET
     As of December 31, 2000 and 1999

                                                                   2000              1999
                                                           ----------------------------------
     ASSETS
     Cash on deposit with Bank subsidiary                        $      388        $     170
     Investment in Bank at equity in underlying assets               53,444           46,040
                                                            ----------------------------------
     Total assets                                                $   53,832        $  46,210
                                                            ==================================
     LIABILITIES AND SHAREHOLDERS' EQUITY

     Liabilities                                                 $       50        $       6
     Shareholders' equity                                            53,782           46,204
                                                            ----------------------------------
     Total liabilities and shareholders' equity                  $   53,832        $  46,210
                                                            ==================================

     STATEMENTS OF INCOME
     For the Years Ended December 31, 2000, 1999 and 1998

                                                         2000           1999             1998
                                                    ----------------------------------------------
     Dividend From Bank Subsidiary                     $  14,610      $  1,000         $   3,000
     Interest income                                          13            26                26
     Gain on Disposal of Warrants                              -           333                 -
     Less administration expense                             132           206               111
                                                    ----------------------------------------------
     Income from operations                               14,491         1,153             2,915
     Income Taxes                                              -            94                 -
     Equity in undistributed (loss) income of Bank        (7,731)        4,791             2,595
                                                    ----------------------------------------------
     Net income                                        $   6,760      $  5,850         $   5,510
                                                    ==============================================

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2000, 1999 and 1998

                                                           2000             1999              1998
                                                    -------------------------------------------------
Cash flows from operating activities:
Net income                                            $   6,760        $   5,850       $     5,510
Adjustments to reconcile net income
 to cash used in operating activities:
 Equity in undistributed net income of Bank              (6,879)          (5,791)           (5,595)
 Contributed Capital                                          -             (168)                -
 Change in assets and liabilities                            45               16               (23)
                                                    -------------------------------------------------
Net cash used in operating activities                       (74)             (93)             (108)
                                                    -------------------------------------------------
Cash flows from financing activities:
Dividends received from subsidiary bank                  14,610            1,000             3,000
Cash paid in lieu of fractional shares                       (3)              (3)                -
Stock repurchase                                              -           (1,845)           (3,859)
Proceeds from exercise of stock options                     295              825               406
Capital contributions to bank                           (14,610)               -                 -
                                                    -------------------------------------------------
Net cash provided by (used) in financing activities         292   -          (23)             (453)
                                                    -------------------------------------------------
Net increase (decrease) in cash                             218             (116)             (561)

Cash at beginning of year                                   170              286               847
                                                   --------------------------------------------------
Cash at end of year                                   $     388        $     170       $       286
                                                   ==================================================