Form 10-Q
period 2001-03-31
CIVIC BANCORP
filed 2001-05-09
CIK 747205

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001
                                                --------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                          Commission File No. 0-13287

                                 CIVIC BANCORP
                        2101 Webster Street, 14th Floor
                               Oakland, CA 94612
                                (510) 836-6500

Incorporated in California                  I.R.S. Employer Identification No.
                                                         68-0022322


The number of shares of common stock outstanding as of the close of business on May 5, 2001:

       Class                                      Number of Shares Outstanding
       -----                                      ----------------------------
   Common Stock                                            5,253,275

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                              Yes  X        No ___
                                                  ---

                                 CIVIC BANCORP
                                      AND
                                  SUBSIDIARY

Index to Form 10-Q                                                               Page Number
                                                                                 -----------
PART I. Item 1.        Financial Statements

                       Consolidated Balance Sheets

                       March 31, 2001 and December 31, 2000                              3

                       Consolidated Statements of Income -
                       Three Months Ended March 31, 2001 and
                       March 31, 2000                                                    4

                       Consolidated Statements of Cash Flows -
                       Three Months Ended March 31, 2001 and
                       March 31, 2000                                                    5

                       Consolidated Statements of Comprehensive
                       Income - Three Months Ended March 31, 2001
                       and March 31, 2000                                                6

        Item 2.        Management's Discussion and Analysis of
                       Financial Condition and Results of

                       Operations                                                        7

        Item 3.        Quantitative and Qualitative Disclosures About Market Risk       17

PART II.               Other Information                                                18


SIGNATURES                                                                              19

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         CIVIC BANCORP AND SUBSIDIARY
                         ----------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
Unaudited
(In thousands except shares)

                                                                March 31,           December 31,
                                                                  2001                  2000
                                                                 -------              -------
ASSETS
------
Cash and due from banks                                         $ 28,842              $ 25,692
Federal funds sold                                                51,500                    --
                                                                --------              --------
   Total cash and cash equivalents                                80,342                25,692
Securities available for sale                                     22,229                28,369
Securities held to maturity
  (market value of $43,123
   and $46,679, respectively)                                     42,319                46,367
Other securities                                                   2,170                 1,722
Loans:
  Commercial                                                     212,313               235,532
  Real estate-construction                                         4,581                 4,427
  Real estate-other                                              116,179               115,693
  Installment and other                                           21,740                22,467
                                                                --------              --------
  Total loans                                                    354,813               378,119
Less allowance for loan losses                                     6,706                 6,573
                                                                --------              --------
  Loans - net                                                    348,107               371,546
Intangible assets - net                                           11,855                12,092
Interest receivable and other assets                               9,398                10,106
Leasehold improvements and equipment - net                         2,501                 2,401
                                                                --------              --------
TOTAL ASSETS                                                    $518,921              $498,295
                                                                ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
LIABILITIES
Deposits:
  Noninterest-bearing                                           $ 78,113              $ 89,090
  Interest-bearing:
    Checking                                                      10,427                 9,090
    Money market                                                 222,550               210,178
    Time and savings                                             143,431               120,837
                                                                --------              --------
  Total deposits                                                 454,521               429,195
Other borrowings                                                     --                  6,100
Accrued interest payable and other liabilities                     8,570                 9,218
                                                                --------              --------
Total liabilities                                                463,091               444,513

COMMITMENTS AND CONTINGENCIES                                         --                    --

SHAREHOLDERS' EQUITY
Preferred stock no par value; authorized,
   10,000,000 shares; none issued or outstanding
Common stock no par value; authorized,
   10,000,000 shares; issued and outstanding,
   5,253,275 and 5,203,254 shares                                 38,697                38,227
Retained earnings, (subsequent to July 1, 1996
  date of quasi-reorganization, total deficit
  eliminated $5.5 million)                                        16,920                15,395
Accumulated other comprehensive income - net                         213                   160
                                                                --------              --------
Total shareholders' equity                                        55,830                53,782
                                                                --------              --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $518,921              $498,295
                                                                ========              ========

See accompanying notes to unaudited consolidated financial statements

                         CIVIC BANCORP AND SUBSIDIARY
                         ----------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
Unaudited
(Dollars in thousands except shares and per share amounts)

                                                                 Three Months Ended March 31,
                                                            --------------------------------------
                                                               2001                       2000
                                                            ----------                 -----------
INTEREST INCOME:
Loans                                                      $    8,532                 $    7,544
Securities available for sale, securities held
  to maturity and other securities                                886                        880
Tax exempt securities                                             259                        247
Federal funds sold                                                416                         72
                                                           ----------                 ----------
Total interest income                                          10,093                      8,743

INTEREST EXPENSE:
Deposits                                                        2,937                      2,288
Other borrowings                                                    3                         67
                                                           ----------                 ----------
Total interest expense                                          2,940                      2,355
                                                           ----------                 ----------
NET INTEREST INCOME                                             7,153                      6,388
Provision for loan losses                                         225                        150
                                                           ----------                 ----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                     6,928                      6,238
                                                           ----------                 ----------

NONINTEREST INCOME:
Customer service fees                                             441                        308
Other                                                             128                         44
                                                           ----------                 ----------
Total noninterest income                                          569                        352

NONINTEREST EXPENSE:
Salaries and employee benefits                                  3,117                      2,632
Occupancy                                                         414                        321
Equipment                                                         381                        289
Goodwill and core deposit amortization                            237                         86
Telephone and postage                                             137                        109
Consulting fees                                                    72                         72
Data processing services                                          130                        104
Marketing                                                          46                         59
Legal fees                                                         76                         55
Other                                                             431                        422
                                                           ----------                 ----------
Total noninterest expense                                       5,041                      4,149
                                                           ----------                 ----------

INCOME BEFORE INCOME TAXES                                      2,456                      2,441
Income tax expense                                                931                        936
                                                           ----------                 ----------
NET INCOME                                                 $    1,525                 $    1,505
                                                           ==========                 ==========

BASIC EARNINGS PER COMMON SHARE                            $     0.29                 $     0.29
                                                           ==========                 ==========
DILUTED EARNINGS PER COMMON SHARE                          $     0.28                 $     0.28
                                                           ==========                 ==========

Weighted average shares outstanding used
  to compute basic earnings per common share                5,232,224                  5,166,654
Dilutive effects of stock options                             158,354                    116,970
                                                           ----------                 ----------
Total weighted average shares outstanding used
  to compute diluted earnings per common share              5,390,578                  5,283,624
                                                           ==========                 ==========

See accompanying notes to unaudited consolidated financial statements

                         CIVIC BANCORP AND SUBSIDIARY
                         ----------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
Unaudited
(In thousands)

                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                   2001                2000
                                                                                 --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $  1,525            $  1,505
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
    Provision for loan losses                                                         225                 150
    Depreciation and amortization                                                     343                 353
    Increase in deferred loan fees                                                      8                 357
  Change in assets and liabilities:
    Decrease (increase) in interest receivable and other assets                       708              (4,304)
    (Decrease) increase in accrued interest payable and other liabilities            (683)                892
                                                                                 --------            --------
Net cash provided by (used in) operating activities                                 2,126              (1,047)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                               (360)               (645)
  Net decrease (increase) in loans                                                 23,206             (68,749)
  Acquisition, net of cash acquired                                                    --              (7,872)
  Activities in securities held to maturity:
    Proceeds from maturing securities                                               4,005                 180
    Purchases of securities                                                          (448)             (3,323)
  Activities in securities available for sale:
    Proceeds from maturing securities                                               6,425               8,000
    Purchases of securities                                                            --             (13,216)
                                                                                 --------            --------
Net cash used by investing activities                                              32,828             (85,625)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                                               470                 279
(Repayments) proceeds from short-term borrowing                                    (6,100)              8,875
Net increase in deposits                                                           25,326              87,498
                                                                                 --------            --------
Net cash provided by financing activities                                          19,696              96,652
                                                                                 --------            --------
Net increase in cash and cash equivalents                                          54,650               9,980

Cash and cash equivalents at beginning of period                                   25,692              19,705
                                                                                 --------            --------
Cash and cash equivalents at end of period                                       $ 80,342            $ 29,685
                                                                                 ========            ========
Cash paid during period for:
  Interest                                                                       $  2,972            $  2,157
                                                                                 ========            ========
  Income taxes                                                                   $     --            $    151
                                                                                 ========            ========

Supplemental schedule of non-cash investing activity:
Fair value of assets acquired                                                    $     --            $ 87,219
Liabilities assumed                                                              $     --            $ 72,614
Cash paid for capital stock                                                      $     --            $ 14,605

See accompanying notes to unaudited consolidated financials statements

                         CIVIC BANCORP AND SUBSIDIARY
                         ----------------------------
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                -----------------------------------------------
Unaudited
(In thousands)

                                                                Three Months Ended March 31,
                                                              -------------------------------
                                                                 2001                  2000
                                                              ---------             ---------
Net Income                                                     $ 1,525               $ 1,505

Other Comprehensive Income (loss):
Unrealized gain/(loss) on securities available for sale             88                   (17)
Income tax (benefit) related to unrealized loss
     on securities available for sale                              (35)                    7
                                                              ---------             ---------
Other Comprehensive Income (loss):                                  53                   (10)
                                                              ---------             ---------
COMPREHENSIVE INCOME                                           $ 1,578               $ 1,495
                                                              =========             =========

See notes to unaudited consolidated financial statements

CIVIC BANCORP AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The unaudited consolidated financial statements of Civic BanCorp, (the Company), and its subsidiary bank, CivicBank of Commerce, have been prepared in accordance with generally accepted accounting principles and according to the instructions to Form 10-Q. In the opinion of management, all necessary adjustments have been made to fairly present the financial position, results of operations, cash flows and comprehensive income for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations and cash flows are not necessarily indicative of those expected for the complete fiscal year.

2.  NEW PRONOUNCEMENTS

    In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement Number 133." Statement number 137 defers the effective date of Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" for one year. Statement No. 133 is now effective for fiscal quarters of fiscal years beginning after June 15, 2000. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For instruments existing at the date of adoption, Statement No. 133 provides an entity with the option of not applying this provision to hybrid instruments entered into before January 1, 1998 and not modified substantially thereafter. Consistent with the deferral of the effective date for one year, Statement No. 137 provides an entity with the option of not applying this provision to hybrid instruments entered into before January 1, 1998 or 1999 and not modified substantially thereafter. The Company adopted this statement on January 1, 2001. The Company does not have any derivatives, therefore there was no impact from the adoption of the pronouncement and no transition adjustment was necessary.

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

4.  SUBSEQUENT EVENT

    On April 18, 2001, at a regularly scheduled meeting of the Board of Directors of Civic BanCorp, the Directors of Civic BanCorp declared a 5.00% stock dividend to shareholders of record as of May 2, 2001, to be payable on May 16, 2001. Fractional shares are to be paid in cash. All share and per share information in this filing have been restated to give effect to the stock dividend.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

               For the Three Months Ended March 31, 2001 and 2000

The following discussion and analysis is intended to provide greater details of the results of operations and financial condition of the Company. In addition to historical information, certain statements in this filing constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve certain risks and uncertainties and could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors which might cause such a difference include, but are not limited to, interest rate risks, asset quality, general economic conditions, legislative or regulatory changes and increases in bankruptcies of individual or commercial customers. See the Company's Annual Report of Form 10K for further information on these risks.

OVERVIEW

For the three months ended March 31, 2001, the Company reported net income of $1,525,000, or $0.28 per diluted share compared to net income of $1,505,000 or $0.28 per diluted share for the same period of the prior year. Earnings per share have been restated to give effect to the 5.00% stock dividend declared on April 18, 2001. The annualized return on average assets was 1.21% for the three months ended March 31, 2001 compared to 1.43% for the same period of the prior year. The annualized return on average shareholders' equity for the three months ended March 31, 2001 and 2000 was 11.09% and 12.76%, respectively.

RESULTS OF OPERATIONS

Net interest income for the three months ended March 31, 2001 was $7.2 million, increasing $.8 million or 12.0% from net interest income of $6.4 million for the same period in 2000. The increase in net interest income was primarily attributed to an increase in the volume of earning assets, which was partially offset by an increase in the average rate paid on interest bearing liabilities.

Total interest income for the first three months of 2001 was $10.1 million, an increase of $1.4 million, or 15.4% over the same period of the prior year. The increase in total interest income results primarily from an increase in the volume of earning assets. Average earning assets increased $68.3 million or 17.3% to $462.7 million in the first quarter of 2001 compared to $394.5 million for the same period in 2000. Approximately $40 million of the increase in earning assets was attributed to the acquisition of East County Bank on February 29, 2000.

Total interest expense for the first three months of 2001 was $2.9 million, an increase of $0.5 million over the same period of the prior year. The increase in total interest expense reflects increases in both the volume and average rate paid on interest bearing deposits. Average interest bearing deposits increased $45.7 million or 17.2% to $311.3 million in the first quarter of 2001 compared to $265.6 million for the same period ended 2000. The average rate paid on interest bearing liabilities increased 27 basis points. Approximately $33 million of the increase in interest bearing liabilities was attributed to the merger with East County Bank.

The following table presents an analysis of the components of net interest income for the first quarter of 2001 and 2000.

                                                                           Three months ended March 31,
                                                 ------------------------------------------------------------------------------
                                                                 2001                                     2000
                                                 -------------------------------------    -------------------------------------
(Dollars in thousands)                                         Interest         Rates                    Interest        Rates
                                                  Average       Income\        Earned\      Average        Income\       Earned\
                                                  Balance       Expense /2/     Paid        Balance       Expense /2/     Paid
                                                 ---------     --------       -------     ---------     ---------      --------
ASSETS
Securities available for sale                    $  25,599     $    541         8.59%     $  32,851     $     511         6.25%
Securities held to maturity:
 U.S. Treasury securities                              989           16         6.46%           483             8         6.33%
 U.S. Government agencies                           20,855          300         5.85%        24,307           330         5.47%
 Municipal securities/(1)/                          21,214          392         7.51%        20,193           375         7.46%
Other securities                                     2,025           29         5.81%         2,198            31         5.75%
Federal funds sold and securities
 purchased under agreements to resell               30,888          416         5.48%         5,155            72         5.58%
Loans:    /2,3/
 Commercial                                        218,644        5,300         9.86%       184,388         4,534         9.89%
 Real estate-construction                            4,217          132        12.70%        11,650           343        11.85%
 Real estate-other                                 116,376        2,605         9.10%        94,734         2,236         9.49%
 Installment and other                              21,928          495         9.18%        18,500           431         9.38%
                                                 ---------     --------       ------      ---------     ---------    ---------
 Total Loans                                       361,165        8,532         9.61%       309,272         7,544         9.81%
                                                 ---------     --------       ------      ---------     ---------    ---------
  Total Earning Assets                             462,735       10,226         8.99%       394,459         8,871         9.04%
Cash and due from banks                             25,462                                   22,215
Leasehold improvements and equipment - net           2,480                                    1,785
Interest receivable and other assets                21,054                                    7,323
Foreclosed assets                                        -                                       68
Less allowance for loan losses                      (6,706)                                  (5,325)
                                                 ---------                                ---------
TOTAL ASSETS                                     $ 505,025                                $ 420,525
                                                 =========                                =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Interest bearing:
  Checking                                       $  43,953           55         0.51%     $  35,205            48         0.55%
  Money market                                     133,063        1,221         3.73%       110,551           941         3.42%
  Time and savings                                 134,073        1,661         5.04%       115,316         1,299         4.53%
  Other borrowed funds                                 223            3         4.95%         4,523            67         5.97%
                                                 ---------     --------       ------      ---------     ---------    ---------
Total interest bearing liabilities                 311,312        2,940         3.84%       265,595         2,355         3.57%
Demand deposits                                    130,790                                  103,070
Other liabilities                                    7,930                                    4,698
Shareholders' equity                                54,993                                   47,162
                                                 ---------                                ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 505,025                                $ 420,525
                                                 =========                                =========

Net Interest Income                                            $  7,286                                 $   6,516
                                                               ========                                 =========

Net Interest Margin                                                             6.40%                                     6.64%
                                                                                ====                                      ====

Tax Equivalent Adjustment/(1)/                                 $    133                                 $     128
                                                               ========                                 =========
------------------------------------------------------------------------------------------------------------------------------------

(1) The tax-equivalent income adjustment on municipal securities is computed using a Federal income tax rate of 34%. Interest on municipal securities was $259,000 and $247,000 for March 31, 2001 and 2000, respectively. (2) Non-
performing loans have been included in the average loan balances. Interest income is included on non-accrual loans only to the extent cash payments have been received. (3) Interest income includes loan fees on commercial loans of $126,000 and $96,000 for March 31, 2001 and 2000, respectively; fees on real estate loans of $68,000 and $151,000 for March 31, 2001 and 2000, respectively; and fees on installment and other loans of $11,000 and $8,000 for March 31, 2001 and 2000, respectively.

   The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the three-month period ended March 31, 2001.

                                             Analysis of Changes in Interest Income and Expense
                                                   Increase (Decrease) Due to Changes in
    (Dollars in thousands)
                                                       Volume  /1/            Rate  /2/             Total
                                                   -----------        -------------         --------------
    Increase (decrease) in interest income:
    Securities available for sale                        (118)              $  148                $    30
    Securities held to maturity:
      U.S. Treasury securities                              8                    -                      8
      U.S. Government agencies                            (49)                  19                    (30)
      Municipal securities                                 14                    3                     17
    Other securities                                       (2)                   -                     (2)
    Federal funds sold                                    352                   (8)                   344
    Loans:
      Commercial                                          783                  (17)                   766
      Real estate-construction                           (220)                   9                   (211)
      Real estate-other                                   480                 (111)                   369
      Installment and other                                75                  (11)                    64
                                                   -----------        -------------         --------------
     Total Loans                                        1,118                 (130)                   988
                                                   -----------        -------------         --------------
    Total increase                                    $ 1,323               $   32                $ 1,355
                                                   -----------        -------------         --------------

    Interest expense:
    Deposits:
      Interest bearing checking                       $   (11)              $    4                $    (7)
      Money market                                       (178)                (102)                  (280)
      Savings and time                                   (194)                (168)                  (362)
    Other borrowed funds                                   63                    1                     64
                                                   -----------        -------------         --------------
    Total increase                                    $  (320)              $ (265)               $  (585)
                                                   -----------        -------------         --------------
    Total change in net interest income               $ 1,003               $ (233)               $   770
                                                   ===========        =============         ==============

   (1) Changes not solely due to volume have been allocated to volume (2) Loan fees are reflected in rate variances.

Net Interest Margin

The net interest margin decreased 24 basis points to 6.40% for the first quarter of 2001 from 6.64% for the same period in 2000 due to a falling interest rate environment. The Federal Reserve has reduced the Federal funds rate by 150 basis points during the first quarter of 2001. The interest rates on deposits have reacted to the falling interest rate environment more slowly than have earning assets with time deposits continuing to accrue interest at higher interest rates until such time as the term of the deposit expires.

Provision for Loan Losses

The provision for loan losses is charged to operations and creates an allowance for future loan losses. The amount of the provision is dependent on many factors which include the amount of the allowance for loan losses, growth in the loan portfolio, net charges against the allowance, changes in the composition of the portfolio, the number and dollar amount of delinquent loans, management's assessment of the overall quality of the portfolio, the value of the collateral on problem loans, recommendations by regulatory authorities and general economic conditions among others. The provisions for loan losses for the three months ended March 31, 2001 and 2000 were $225,000 and $150,000, respectively. The increase in the provision in the first quarter of the current year was based on the slowing economy and increases in non-performing and classified loans.

Noninterest Income

Noninterest income for the three months ended March 31, 2001 was $569,000, an increase of $217,000, or 61.6%, from the three months ended March 31, 2000. The increase in depositor service fees is primarily attributable to an increase in the number of deposit accounts and in the volume of services provided. The increase in other noninterest income is due to servicing income on SBA loans and income earned on Bank owned life insurance.

Noninterest Expense

Noninterest expense totaled $5.0 million for the three months ended March 31, 2001, an increase of $892,000 or 21.5% from $4.1 million for the same period of the prior year. The increase in noninterest expenses is attributed to the merger with East County Bank on February 29, 2000 and reflects the increased staffing and operating expenses of the added operations for the full quarter in 2001.

The following table summarizes the significant components of noninterest expense for the dates indicated.

                                                    Quarter Ended March 31,     Dollar      %
(Dollars in thousands)                                2001          2000        Change      Change
                                                   ---------     ---------      -------    --------
Salaries and employee benefits                      $ 3,117       $ 2,632        $ 485       18.4%
Occupancy                                               414           321           93       29.0%
Equipment                                               381           289           92       31.8%
Goodwill and core deposit amortization                  237            86          151      175.6%
Telephone and postage                                   137           109           28       25.7%
Consulting fees                                          72            72            0        0.0%
Data processing services                                130           104           26       25.0%
Marketing                                                46            59          (13)     -22.0%
Legal Fees                                               76            55           21       38.2%
Other                                                   431           422            9        2.1%
                                                   ---------     ---------      -------    --------
TOTAL NONINTEREST EXPENSE                           $ 5,041       $ 4,149        $ 892       21.5%
                                                   =========     =========      =======    ========

Provision for Income Taxes

The provision for income taxes for the first quarter of 2001 was $931,000 as compared to $936,000 for the same quarter of the prior year. These provisions represent effective tax rates of 38%.

FINANCIAL CONDITION

Loans

Average loans for the first quarter of 2001 increased $51.9 million or 16.8% to $361.2 million compared to $309.3 million for the same quarter of 2000. Loans outstanding at March 31, 2001 decreased $23.3 million to $354.8 million from $378.1 million at

December 31, 2000. The decrease in loans outstanding during the first quarter of 2001 was primarily due to a slowing regional economy and the acquisition of one of the Bank's larger borrowers.

Real estate construction loans as a percentage of total loans outstanding were 1.3% at March 31, 2001 compared to 3.9% at March 31, 2000. The Bank maintains a limited portfolio of real estate construction loans as the risks associated with real estate construction lending are generally considered to be higher than risks associated with other forms of lending. However, the Bank continues to fund real estate construction commitments on a limited basis with stringent underwriting criteria.

Other real estate loans consist of mini-perm loans and land acquisition loans, which are primarily owner-occupied and are generally granted based on the rental or lease income stream generated by the property. Other real estate loans totaled $116.2 million at March 31, 2001, an increase of $.5 million or from December 31, 2000.

The following table sets forth the amount of loans outstanding in each category and the percentage of total loans outstanding for each category as of the date indicated.

                                         March 31, 2001                     December 31, 2000                    March 31, 2000
                                ---------------------------------   ---------------------------------   ---------------------------
                                   Amount           Percent            Amount           Percent            Amount           Percent
                                -----------------   -------------   -----------------   -------------   ------------------  --------
                                                                    (Dollars in thousands)
Commercial                             $ 212,313           59.8%           $ 235,532           62.3%            $ 210,310     59.5%
Real estate - construction                 4,581            1.3%               4,427            1.2%               13,621      3.9%
Real estate - other                      116,179           32.7%             115,693           30.6%              108,203     30.6%
Installment and other                     21,740            6.1%              22,467            5.9%               21,449      6.1%
                                       ---------      ---------            ---------       --------             ---------   ------
  TOTAL                                $ 354,813          100.0%           $ 378,119          100.0%            $ 353,583    100.0%
                                       =========      =========            =========       ========             =========   ======

Non-Performing Assets

The following table provides information with respect to the Company's past due loans and components of non-performing assets at the dates indicated.

                                                       March 31       Dec. 31       March 31
                                                         2001          2000           2000
                                                    -----------     -----------    ----------
                                                               (Dollars in thousands)
Loans 90 days or more past due and still accruing       $   80        $  389         $    -
Non-accrual loans                                        1,521           355            664
Non-accrual SBA guaranteed loans                           688           868            707
Foreclosed assets                                            -             -            200
                                                        ------        ------         ------
  Total non-performing assets                           $2,289        $1,612         $1,571
                                                        ======        ======         ======
Non-performing assets to period end loans,
  other assets held for sale plus foreclosed assets       0.65%         0.43%          0.44%
                                                        ======        ======           ====

The increase in non-performing assets is attributable to one commercial loan with outstanding balance of approximately $947,000. At March 31, 2001, the recorded investment in SBA loans considered impaired and placed on a non-accrual basis totaled $688,000 of which $538,000 was guaranteed by the SBA with an associated allowance of $150,000 for the retained portion, which is not SBA guaranteed. Included in non-accrual loans totaling $1,521,000 are $354,000 of loans with an associated allowance of $65,000, and $1,167,000 of loans with adequate supporting collateral which accordingly do not have an associated allowance. For the quarter ended March 31, 2001, the average recorded investment in impaired loans was $1,198,000. No interest income was recognized on impaired loans. If interest income on those loans had been recognized, such income would have approximated $89,000.

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

The following table sets forth the classified loans as of the dates indicated.

(Dollars in thousands)                                    March 31,        December 31,       March 31,
                                                             2001              2000              2000
                                                        --------------    --------------    --------------
Substandard                                             $      10,634     $       8,530     $      11,084
Doubtful                                                          205               205               936
Loss                                                                -                 -                 -
                                                        --------------    --------------    --------------
Total Classified                                        $      10,839     $       8,735     $      12,020

Classified Loans to Total Loans                                  3.05%             2.31%             3.40%

Classified Loans to Allowance for Loan Loss                    161.63%           132.89%           201.61%

Potential Problem Loans

At March 31, 2001 there were no loans classified as loss, doubtful, substandard or special mention that have not been disclosed in the discussion above that (i) represented or resulted from trends or uncertainties which management anticipated would have a material impact on future operating results, liquidity, capital resources or (ii) represented material credits about which management was aware of information that would cause serious doubt as to the ability of the borrower to comply with the loan repayment terms.

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

The following table summarizes the changes in the allowance for loan losses for the periods indicated:

                                                               Three Months             Year            Three Months
                                                                  Ended                Ended              Ended
                                                              March 31, 2001     December 31, 2000    March 31, 2000
                                                              --------------     -----------------    --------------
                                                                              (Dollars in thousands)
Balance, at beginning of period                                 $    6,573           $     4,850        $    4,850
Charge-offs:
  Commercial                                                           130                   245               145
  Real estate - construction                                             -                     -                 -
  Real estate - other                                                    -                   116                 -
  Installment and other                                                  -                    91                65
                                                                ----------           -----------        ----------
    Total charge-offs                                                  130                   452               210
Recoveries:
  Commercial                                                            31                    70                 3
  Real estate - construction                                             -                     -                 -
  Real estate - other                                                    -                    88                52
  Installment and other                                                  7                    84                 9
                                                                ----------           -----------        ----------
    Total recoveries                                                    38                   242                64
                                                                ----------           -----------        ----------
Net charge-offs                                                         92                   210               146
Reserve acquired through merger                                          -                 1,108             1,108
Provision charged to operations                                        225                   825               150
                                                                ----------           -----------        ----------
Balance, at end of period                                       $    6,706           $     6,573        $    5,962
                                                                ==========           ===========        ==========

Ratio of net charge-offs to average
  loans (annualized)                                                  0.10%                 0.06%             0.19%
                                                                ==========           =============================

Allowance at period end to total loans outstanding                    1.89%                 1.74%             1.69%
                                                                ==========           ===========        ==========

Investment Portfolio

The Company's investment portfolio is used primarily for liquidity purposes and secondarily for investment income. The portfolio is composed of U.S. Treasury, U.S. government agency instruments and investment grade municipal obligations.

The table below summarizes the amortized cost and estimated market values of investment securities at the dates indicated.

                                                          March 31, 2001                             December 31, 2000
                                                ----------------------------------       -----------------------------------
                                                  Amortized             Market              Amortized             Market
                                                    Cost                Value                 Cost                Value
                                                -------------      ---------------       ---------------      --------------
                                                                             (Dollars in thousands)
SECURITIES HELD TO MATURITY:
  U.S. government agencies and
    corporation                                 $      20,106       $       20,260       $        24,141      $       24,087
  Municipal securities                                 21,208               21,827                21,218              21,564
U.S. Treasury                                             990                1,021                   989               1,008
  Mortgage Backed Securities                               15                   15                    19                  20
                                                -------------      ---------------       ---------------      --------------
    TOTAL                                       $      42,319      $        43,123       $        46,367      $       46,679
                                                =============      ===============       ===============      ==============
SECURITIES AVAILABLE FOR SALE:
  U.S. government agencies and
    corporation                                        21,874               22,229                28,102              28,369
                                                -------------      ---------------       ---------------      --------------
    TOTAL                                       $      21,874      $        22,229       $        28,102      $       28,369
                                                =============      ===============       ===============      ==============

Deposits

As of March 31, 2001 total deposits were $454.5 million, an increase of $25.3 million or 5.9% relative to total deposits of $429.2 million at December 31, 2000. Average demand deposits as a percentage of total deposits increased to 29.6% for the first quarter of 2001 from 28.3% for the same period of the prior year.

The following table sets forth information regarding the Bank's average deposits by amount and percentage of total deposits for the three months ended March 31, 2001 and 2000.

                                                                             Average Deposits
                                                    -------------------------------------------------------------------------
(Dollars in thousands)                                                 Three Months Ended March 31,
                                                    -------------------------------------------------------------------------
                                                                  2001                                   2000
                                                    -------------------------------            ------------------------------
                                                       Amount            Percentage              Amount            Percentage
                                                    -----------          ----------            -----------         ----------
Demand accounts                                     $   130,790               29.6%            $   103,070              28.3%
Interest-bearing checking                                43,953                9.9%                 35,205               9.7%
Money market                                            133,063               30.1%                110,551              30.4%
Savings and time                                        134,073               30.3%                115,316              31.7%
                                                    -----------          ----------            -----------          ---------
     Total                                          $   441,879              100.0%            $   364,142             100.0%
                                                    ===========          ==========            ===========          =========



Certificates of deposit over $100,000 are generally considered a higher cost and less stable form of funding than lower denomination deposits and may represent a greater risk of interest rate and volume volatility than small retail deposits. Time certificates of $100,000 or more at March 31, 2001 had the following schedule of maturities:

                                                         (In thousands)
                                                         --------------
Three months or less                                      $      38,183
After three months through six months                            44,837
After six months through twelve months                           19,980
After twelve months                                               3,098
                                                          -------------
    Total                                                 $     106,098
                                                          =============

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity management refers to the Bank's ability to acquire funds to meet loan demand, fund deposit withdrawals and to service other liabilities.

To augment liquidity, the Bank has informal Federal funds borrowing arrangements with correspondent banks totaling $40.0 million and is a member of the Federal Home Loan Bank of San Francisco and through membership has the ability to pledge qualifying collateral for short term (up to six months) and long term (up to five years) borrowing. At March 31, 2001 the Bank had no outstanding borrowings against these arrangements. Additionally, at March 31, 2001, unpledged government securities that are available to secure additional borrowing in the form of reverse repurchase agreements totaled approximately $55.4 million. At March 31, 2001 the Bank had no reverse repurchase agreements.

The liquidity position of the Company improved during the first quarter of 2001. Loan paydowns and maturing securities provided $32.8 million of cash and cash equivalents during the quarter. Cash and cash equivalents of $19.7 million were provided by the increase in deposits and operating activities provided $2.2 million of cash and cash equivalents. The net increase in cash and cash equivalents for the quarters ended March 31, 2001 and 2000 was $54.7 million and $10.0 million, respectively.

The liquidity position of the Company may be expressed as a ratio defined as (a) cash, Federal funds sold, other unpledged short term investments and marketable securities, including those maturing after one year, divided by (b) total assets less pledged securities. Using this definition at March 31, 2001, the Company had a liquidity ratio of 27.1% as compared to 19.1% at December 31, 2000. The increase in the liquidity ratio was due to the increase in the sale of Federal funds at March 31, 2001.

On a stand-alone basis, the Company's primary source of liquidity is dividends from the Bank. The ability of the Bank to pay dividends is subject to regulatory restrictions.

Capital Resources

Total shareholders' equity increased to $55.8 million at March 31, 2001 from $53.8 million at December 31, 2000 reflecting retained income of $1,525,000, common stock option exercises of $470,000, and $53,000 of Accumulated Comprehensive Income resulting from a favorable market adjustment of securities available for sale.

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

At March 31, 2001 the Company's total capital ratio was 10.92% as compared to the total capital ratio at December 31, 2000 of 10.34%. The following table presents the Company's risk-based capital and leverage ratios as of March 31, 2001 and December 31, 2000.

                                                                                          Minimum
                                               Actual        Actual          Minimum      Capital
                                               Ratio         Amount           Ratio     Requirement
                                              ---------   -------------    --------------------------
(In thousands)
As of March 31, 2001:
Total risk-based capital ratio
  Company                                       10.92%        $ 49,436           8.00%      $ 37,192
  Bank                                          10.50%        $ 48,804           8.00%      $ 37,192
Tier 1 risk-based capital ratio
  Company                                        9.66%        $ 43,762           4.00%      $ 18,596
  Bank                                           9.25%        $ 42,982           4.00%      $ 18,596
Tier 1 leverage
  Company                                        8.88%        $ 43,762           4.00%      $ 20,196
  Bank                                           8.72%        $ 42,982           4.00%      $ 20,196

As of December 31, 2000:
Total risk-based capital ratio
  Company                                       10.34%        $ 47,252           8.00%      $ 36,551
  Bank                                          10.27%        $ 46,914           8.00%      $ 36,551
Tier 1 risk-based capital ratio
  Company                                        9.09%        $ 41,530           4.00%      $ 18,275
  Bank                                           9.02%        $ 41,192           4.00%      $ 18,275
Tier 1 leverage ratio
  Company                                        8.59%        $ 41,530           4.00%      $ 19,339
  Bank                                           8.52%        $ 41,192           4.00%      $ 19,339

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

The Company's balance sheet position at March 31, 2001 was liability sensitive due to the proportion of fixed rate loans and securities. Generally, if more liabilities reprice than assets at a given time in a rising rate environment, net interest income will deteriorate, and in a declining rate environment, net interest income would increase. Management believes there has been no significant change in the Bank's market risk exposure as disclosed in the Company's Annual Report on Form 10-K for the year December 31, 2000.

Part II. OTHER INFORMATION

Item 1.      Legal Proceedings - None

Item 2.      Changes in Securities and Use of Proceeds - None

Item 3.      Defaults Upon Senior Securities - None

Item 4.      Submission of Matters to a Vote of Security Holders - None

Item 5.      Other Information - None

Item 6.      Exhibits and Reports on Form 8-K: None.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.


                                      CIVIC BANCORP
                                      -------------
                                       (Registrant)




Date: May 7, 2001                        By: /s/ Herbert C. Foster
                                            ----------------------------------
                                             Herbert C. Foster
                                             President
                                             Chief Executive Officer

                                         By: /s/ Gerald J. Brown
                                            ----------------------------------
                                             Gerald J. Brown
                                             Chief Financial Officer
                                             Principal Accounting Officer