Form 10-Q
period 2001-06-30
CIVIC BANCORP
filed 2001-08-07
CIK 747205

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 2001

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
                                                        68-0022322


The number of shares of common stock outstanding as of the close of business on August 06, 2001.

          Class                                 Number of Shares Outstanding
          -----                                 ----------------------------

          Common Stock                                    5,260,721

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

PART I. Item 1.  Unaudited Financial Statements

                 Consolidated Balance Sheets -
                 June 30, 2001, and
                 December 31, 2000                                       3

                 Consolidated Statements of Income -
                 Three Months Ended June 30, 2001, and
                 June 30, 2000, and Six Months Ended
                 June 30, 2001, and June 30, 2000                        4

                 Consolidated Statements of Cash Flows -
                 Six Months Ended June 30, 2001, and
                 June 30, 2000                                           5

                 Consolidated Statements of Comprehensive
                 Income - Three Months Ended June 30, 2001,
                 and June 30, 2000, and Six Months Ended
                 June 30, 2001, and June 30, 2000                        6

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                              7

        Item 3.  Quantitative and Qualitative Disclosures About
                 Market Risk                                            18

PART II.         Other Information                                      20

SIGNATURES                                                              21

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                          CIVIC BANCORP AND SUBSIDIARY
                          ----------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (unaudited)


(dollars in thousands)                               June 30    December 31
                                                       2001        2000
                                                    --------    -----------
ASSETS
------
Cash and due from banks                             $ 27,536     $ 25,692
Federal funds sold                                    25,100            -
                                                    --------     --------
  Total cash and cash equivalents                     52,636       25,692
Securities available for sale                         17,946       28,369
Securities held to maturity
 (market value of $38,721
  and $46,679, respectively)                          37,902       46,367
Other securities                                       2,185        1,722
Loans:
 Commercial                                          225,529      235,532
 Real estate-construction                              6,355        4,427
 Real estate-other                                   119,355      115,693
 Installment and other                                20,800       22,467
                                                    --------     --------
 Total loans                                         372,039      378,119
Less allowance for loan losses                         6,864        6,573
                                                    --------     --------
 Loans - net                                         365,175      371,546
Intangible assets - net                               11,618       12,092
Interest receivable and other assets                   9,080       10,106
Leasehold improvements and equipment - net             2,395        2,401
                                                    --------     --------
TOTAL ASSETS                                        $498,937     $498,295
                                                    ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
LIABILITIES
Deposits:
 Noninterest-bearing                                $ 77,270     $ 89,090
 Interest-bearing:
   Checking                                            9,023        9,090
   Money market                                      213,093      210,178
   Time and savings                                  132,958      120,837
                                                    --------     --------
 Total deposits                                      432,344      429,195
Other borrowings                                           -        6,100
Accrued interest payable and other liabilities         9,634        9,218
                                                    --------     --------
Total liabilities                                    441,978      444,513

COMMITMENTS AND CONTINGENCIES                              -            -

SHAREHOLDERS' EQUITY
Preferred stock no par value; authorized,
  10,000,000 shares; none issued or outstanding
Common stock no par value; authorized,
  10,000,000 shares; issued and outstanding,
 5,260,721 and 5,203,254 shares, respectively         42,560       38,227
Retained earnings, (subsequent to July 1, 1996
 date of quasi-reorganization, total deficit
 eliminated $5.5 million)                             14,261       15,395
Accumulated other comprehensive income - net             138          160
                                                    --------     --------
Total shareholders' equity                            56,959       53,782
                                                    --------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $498,937     $498,295
                                                    ========     ========


See accompanying notes to unaudited consolidated financial statements

                          CIVIC BANCORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (unaudited)

                                                       Three Months Ended June 30,      Six Months Ended June 30,
                                                       ---------------------------      --------------------------
(dollars in thousands)
                                                           2001          2000              2001            2000
                                                       -----------   -------------      ----------      ----------
INTEREST INCOME:
Loans                                                   $    7,662    $    9,105        $   16,194      $   16,649
Taxable investment securities                                  697           980             1,583           1,860
Tax exempt securities                                          254           266               513             513
Federal funds sold                                             478            48               894             120
                                                        ----------    ----------        ----------      ----------
Total interest income                                        9,091        10,399            19,184          19,142

INTEREST EXPENSE:
Deposits                                                     2,724         2,801             5,661           5,089
Other borrowings                                                 -           131                 3             198
                                                        ----------    ----------        ----------      ----------
Total interest expense                                       2,724         2,932             5,664           5,287
                                                        ----------    ----------        ----------      ----------
NET INTEREST INCOME                                          6,367         7,467            13,520          13,855
Provision for loan losses                                      150           225               375             375
                                                        ----------    ----------        ----------      ----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                  6,217         7,242            13,145          13,480
                                                        ----------    ----------        ----------      ----------

NONINTEREST INCOME:
Customer service fees                                          476           373               917             681
Other                                                          168           153               296             197
                                                        ----------    ----------        ----------      ----------
Total noninterest income                                       644           526             1,213             878

NONINTEREST EXPENSE:
Salaries and employee benefits                               3,003         3,343             6,120           5,975
Occupancy                                                      419           390               833             711
Equipment                                                      399           366               780             655
Goodwill and core deposit amortization                         237           180               474             266
Telephone and postage                                          124           143               261             252
Consulting fees                                                 72           254               144             326
Data processing services                                       140           106               270             210
Marketing                                                       39            72                85             131
Legal fees                                                     110            53               186             108
Other                                                          498           555               929             977
                                                        ----------    ----------        ----------      ----------
Total noninterest expenses                                   5,041         5,462            10,082           9,611
                                                        ----------    ----------        ----------      ----------

INCOME BEFORE INCOME TAXES                                   1,820         2,306             4,276           4,747
Income tax expense                                             695           886             1,626           1,822
                                                        ----------    ----------        ----------      ----------
NET INCOME                                              $    1,125    $    1,420        $    2,650      $    2,925
                                                        ==========    ==========        ==========      ==========

BASIC EARNINGS PER COMMON SHARE                         $     0.21    $     0.27        $     0.51      $     0.56
                                                        ==========    ==========        ==========      ==========
DILUTED EARNINGS PER COMMON SHARE                       $     0.21    $     0.27        $     0.49      $     0.55
                                                        ==========    ==========        ==========      ==========

Weighted average shares outstanding used to
   compute basic earnings per common share               5,259,077     5,201,210         5,245,882       5,183,932
Dilutive effects of stock options                          149,595       116,367           154,028         115,742
                                                        ----------    ----------        ----------      ----------
Total weighted average shares outstanding used to
   compute diluted earnings per common share             5,408,672     5,317,577         5,399,910       5,299,674
                                                        ==========    ==========        ==========      ==========

See accompanying notes to unaudited consolidated financial statements

                          CIVIC BANCORP AND SUBSIDIARY
                          ----------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (unaudited)

(dollars in thousands)                                              Six Months Ended June 30,
                                                                    -------------------------
                                                                       2001          2000
                                                                    ---------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $ 2,650     $   2,925
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Provision for loan losses                                             375           375
    Depreciation and amortization                                         752           826
    Write-down on foreclosed asset                                          -            36
    Increase in deferred loan fees                                         39           215
  Change in assets and liabilities:
    Decrease (increase) in interest receivable and other assets         1,026        (4,213)
    Increase in accrued interest payable and other liabilities            431           395
                                                                      -------     ---------
Net cash provided by operating activities                               5,273           559

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                   (522)       (1,168)
  Net decrease (increase) in loans                                      5,957       (93,498)
  Acquisition, net of cash acquired                                         -        (7,655)
  Activities in securities held to maturity:
    Proceeds from maturing securities                                   8,376         1,432
    Purchases of securities                                              (464)       (4,410)
  Activities in securities available for sale:
    Proceeds from maturing securities                                  10,725        12,000
    Purchases of securities                                                 -       (13,216)
                                                                      -------     ---------
Net cash provided (used) by investing activities                       24,072      (106,515)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                                   554           279
Cash paid in lieu of fractional shares                                     (4)           (3)
(Repayments) proceeds from short-term borrowing                        (6,100)       19,300
Net increase in deposits                                                3,149       100,679
                                                                      -------     ---------
Net cash (used) provided by financing activities                       (2,401)      120,255
                                                                      -------     ---------

Net increase in cash and cash equivalents                              26,944        14,299

Cash and cash equivalents at beginning of period                       25,692        19,705
                                                                      -------     ---------
Cash and cash equivalents at end of period                            $52,636     $  34,004
                                                                      =======     =========

Cash paid during period for:
  Interest                                                            $ 5,373     $   4,969
                                                                      =======     =========
  Income taxes                                                        $ 1,490     $   2,231
                                                                      =======     =========

Supplemental schedule of non-cash investing activity:
Fair value of assets acquired                                         $     -     $  87,219
Liabilities assumed                                                   $     -     $  72,614
Cash paid for capital stock                                           $     -     $  14,605

See accompanying notes to unaudited consolidated financial statements

                          CIVIC BANCORP AND SUBSIDIARY
                          ----------------------------
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                -----------------------------------------------
                                  (unaudited)


(dollars in thousands)                                         Three Months Ended June 30,      Six Months Ended June 30,
                                                               ---------------------------      -------------------------
                                                                   2001           2000             2001            2000
                                                               ------------    -----------      ---------       ---------
Net Income                                                        $1,125         $1,420           $2,650          $2,925

Other Comprehensive Income:
Unrealized gain (loss) on securities available for sale             (125)            65              (38)             48
Income tax expense related to unrealized loss
     on securities available for sale                                 50            (26)              16             (19)
                                                                  ------         ------           ------          ------
Other Comprehensive Income (Loss)                                    (75)            39              (22)             29
                                                                  ------         ------           ------          ------
COMPREHENSIVE INCOME                                              $1,050         $1,459           $2,628          $2,954
                                                                  ======         ======           ======          ======

See accompanying notes to unaudited consolidated financial statements

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

   The weighted average shares outstanding and per share amounts for all periods presented have been adjusted to give effect for a 5% stock dividend paid in May 2001.

2. NEW PRONOUNCEMENTS

   In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

   The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

   Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

   In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill [and equity-method goodwill] is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

   And finally, any unamortized negative goodwill [and negative equity-method goodwill] existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

   As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $11.1 million, unamortized identifiable intangible assets in the amount of $74,000, and no unamortized negative goodwill, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $689,000 and $474,000 for the year ended December 31, 2000 and the six months ended June 20, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

   In June 1999, the FASB issued Statement of Financial Accounting Standards
   (SFAS) No. 137, "Accounting for Derivative Financial Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133." Statement No. 137 defers the effective date of Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" for one year. Statement No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For instruments existing at the date of adoption, Statement No. 133 provides an entity with the option of not applying this provision to such hybrid instruments entered into before January 1, 1998 and not modified thereafter. Consistent with the deferral of the effective date for one year, Statement No. 137 provides an entity the option of not applying this provision to hybrid instruments entered into before January 1, 1998 or 2000 and not modified substantially thereafter. The Company adopted this statement on January 1, 2001. The Company does not have any derivatives, therefore there was no impact from the adoption of the pronouncement and no transition adjustment was necessary.

3. BUSINESS COMBINATION

   On February 29, 2000, CivicBank of Commerce acquired East County Bank for aproximately $14.6 million in cash. East County Bank is a community bank headquartered in Antioch, California with two branches in Concord and Walnut Creek serving businesses and individuals in Contra Costa County. Unaudited total assets of East County Bank were approximately $79 million. The transaction was treated as a purchase for accounting purposes with goodwill amortized on a straight-line basis over 15 years. The results of operations of the acquired enterprise from March 1 through June 30, 2000 are included in the income statement of Civic BanCorp for the first six months of fiscal 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide greater details of the results of operations and financial condition of the Company. In addition to historical information, certain statements in this filing constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve certain risks and uncertainties and could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors which might cause such a difference include, but are not limited to, interest rate risks, asset quality, general economic conditions, adverse economic conditions in California resulting from increases in energy costs, legislative or regulatory changes and increases in personal or commercial customers' bankruptcies.

OVERVIEW

For the six months ended June 30, 2001, the Company reported net income of $2,650,000, or $.49 earnings per diluted share compared to a net income of $2,925,000 or $.55 earnings per diluted share for the same period of the prior year as adjusted for the impact of the 5% stock dividend paid in May 2001. The annualized return on average assets was 1.05% for the six months ended June 30, 2001 compared to 1.29% for the same period of the prior year. The annualized return on average shareholders' equity for the six months ended June 30, 2001 and 2000 was 9.50% and 12.17%, respectively.

RESULTS OF OPERATIONS

Net interest income for the six months ended June 30, 2001, was $13.5 million, decreasing $.3 million or 2.4% from net interest income of $13.9 million for the same period in 2000. The decrease in net interest income was primarily due to the declining interest rate environment.

Total interest income for the first six months of 2001 equaled $19.2 million, which was consistent with total interest income for the same period in 2000 as the increase in interest income generated by an increase in average earning assets was offset by a falling interest rate environment. Total average earning assets increased $43.7 million or 10.4% to $464.5 million for the first six months of 2001 compared to $420.7 million for the same period in 2000. The weighted average yield on those earning assets decreased to 8.44% for the first half of 2001 relative to 9.28% for the same period of the prior year. The decrease in the yield was attributed to the declining interest rate environment of 2001. The average Prime or Reference rate decreased to 7.99% for the first six months of 2001 from 8.96% for the comparative period of the prior year.

Total interest expense for the first six months of 2001 was $5.7 million, an increase of $.4 million or 7.1% relative to $5.3 million for the first six months of 2000. The increase in interest expense reflects an increase in the volume of interest bearing liabilities that was partially offset by a decrease in average rate paid on those interest-bearing liabilities. Average interest bearing liabilities increased to $313.9 million for the first six months of 2001 as compared to $288.5 million for the same period of the prior year, an increase of $25.4 million or 8.8%. The weighted average rate paid on these liabilities decreased 5 basis points to 3.64% for the first six months of 2001 from 3.69% for the same period of 2000. The decrease in the average rate is attributed to a falling interest rate environment for deposits.

Net Interest Margin

Net interest margin decreased 77 basis points to 5.98% for the six months ended June 30, 2001, from 6.75% for the same period of the prior year. The decrease in the margin is attributed to a balance sheet which is asset sensitive resulting in a greater decrease in the average rate earned on earning assets of 84 basis points relative to the decrease in the average rate paid on interest bearing deposits of 5 basis points. Following actions by the Federal Reserve, the Company has reduced its Prime or Reference rate six times during the first six months of 2001 for a total of 275 basis points. The majority of the Banks' loans are made with terms which include floating interest rates tied to the Banks reference rate and accordingly, the rates on these loans have followed these reductions in a timely fashion. Conversely, most of the interest bearing deposits have not repriced to the same extent or at the same rate due to competitive pressures or, in the case of time deposits, interest rates that do not adjust until the term of the deposit contract expires. This set of circumstances will result in a declining net interest margin until such time as the liabilities have repriced to the current interest rate environment.

The following table presents an analysis of the components of net interest income for the first six months ended June 30, 2001 and 2000.

                                                                                 Six months ended June 30,
                                                          ---------------------------------------------------------------------
                                                                         2001                               2000
                                                          ----------------------------------    -------------------------------
dollars in thousands                                                    Interest       Rate                 Interest     Rates
                                                          Average        Income\     Earned\    Average      Income\    Earned\
                                                          Balance     Expense/(2)/     Paid     Balance   Expense/(2)/   Paid
                                                          --------    ------------   -------    -------   ------------  -------
ASSETS
Securities available for sale                              $22,724    $   957        8.49%    $ 34,423    $ 1,105        6.45%
Securities held to maturity:
 U.S. Treasury securities                                      990         32        6.44%         555         18        6.37%
 U.S. Government agencies                                   19,107        533        5.62%      24,282        661        5.47%
 Municipal securities /(1)/                                 21,064        776        7.43%      20,888        776        7.47%
Other securities                                             2,103         61        5.84%       1,904         76        8.00%
Federal funds sold and securities
 purchased under agreements to resell                       37,537        894        4.80%       4,179        120        5.76%
Loans:  /(2),(3)/
 Commercial                                                217,489      9,921        9.20%     200,041     10,187       10.24%
 Real estate-construction                                    4,489        195        8.76%      13,772        707       10.32%
 Real estate-other                                         116,937      5,135        8.85%     100,208      4,851        9.73%
 Installment and other                                      22,023        943        8.64%      20,471        904        8.88%
                                                          --------    -------        ----     --------    -------       -----
 Total Loans                                               360,938     16,194        9.05%     334,492     16,649       10.01%
                                                          --------    -------        ----     --------    -------       -----
  Total Earning Assets                                     464,463     19,447        8.44%     420,723     19,405        9.28%
Cash and due from banks                                     24,465                              24,192
Leasehold improvements and equipment - net                   2,467                               2,037
Interest receivable and other assets                        20,704                              12,945
Foreclosed assets                                                0                                 144
Less allowance for loan loss                                (6,762)                             (5,709)
                                                          --------                            --------
TOTAL ASSETS                                              $505,337                            $454,332
                                                          ========                            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Interest bearing:
  Checking                                                $ 43,151         96        0.45%    $ 34,542        101        0.59%
  Money market                                             134,216      2,309        3.47%     119,620      2,053        3.45%
  Time and savings                                         136,414      3,256        4.81%     128,193      2,935        4.59%
  Other borrowed funds                                         111          3        4.93%       6,126        198        6.50%
                                                          --------    -------        ----     --------    -------       -----
Total interest bearing liabilities                         313,892      5,664        3.64%     288,481      5,287        3.69%
Demand deposits                                            127,669                             112,376
Other liabilities                                            7,993                               5,401
Shareholders' equity                                        55,783                              48,074
                                                          --------                            --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $505,337                            $454,332
                                                          ========                            ========

Net Interest Income                                                   $13,783                             $14,118
                                                                      =======                             =======

Net Interest Margin                                                                  5.98%                               6.75%
                                                                                     ====                                ====

Tax Equivalent Adjustment /(1)/                                       $   263                             $   263
                                                                      =======                             =======
------------------------------------------------------------------------------------------------------------------------------------

(1) Tax-exempt interest income on municipal securities is computed using a Federal income tax rate of 34%. Interest on municipal securities was $513,000 and $513,000 for June 30, 2001 and 2000, respectively. (2) Non-performing loans have been included in the average loan balances. Interest income is included on non-accrual loans only to the extent cash payments have been received. (3) Interest income includes loan fees on commercial loans of $228,000 and $205,000 for June 30, 2001 and 2000, respectively; fees on real estate loans of $150,000 and $245,000 for June 30, 2001 and 2000, respectively; and fees on installment and other loans of $20,000 and $17,000 for June 30, 2001 and 2000, respectively.

The following table sets forth changes in interest income and interest expense for each major category of interest earning assets and interest bearing liabilities, and the amount of change attributable to volume and rate changes for the six-month periods ended June 30, 2001 and 2000.

                   Analysis of Changes in Net Interest Income
                     Increase (Decrease) Due to Changes in

dollars in thousands
                                           Volume/(1)/  Rate/(2)/      Total
                                           -----------  --------      -----

Increase (decrease) in interest income:
Securities available for sale                $ (378)    $   230      $(148)
Securities held to maturity:
  U.S. Treasury securities                       14           -         14
  U.S. Government agencies                     (142)         14       (128)
  Municipal securities                            4          (4)        (0)
Other securities                                  8         (23)       (15)
Federal funds sold                              952        (178)       774
Loans:
  Commercial                                    858      (1,124)      (266)
  Real estate-construction                     (477)        (35)      (512)
  Real estate-other                             794        (510)       284
  Installment and other                          66         (27)        39
                                             ------     -------      -----
 Total Loans                                  1,241      (1,696)      (455)
                                             ------     -------      -----
Total increase                               $1,699     $(1,657)     $  42
                                             ------     -------      -----

(Increase) decrease in interest expense:
Deposits:
  Interest bearing checking                  $  (25)    $    30      $   5
  Money market                                 (244)        (12)      (256)
  Savings and time                             (171)       (150)      (321)
Other borrowed funds                            195           -        195
                                             ------     -------      -----
Total increase                                 (245)       (132)      (377)
                                             ------     -------      -----
Total change in net interest income          $1,454     $(1,789)     $(335)
                                             ======     =======      =====


(1) Changes not solely attributed to rate or volume have been allocated to volume.
(2) Loan fees are reflected in rate volumes.



Provision for Loan Losses

The provision for loan losses is charged to operations and creates an allowance for future loan losses. The amount of the provision is dependent on many factors which include the amount of the allowance for loan losses, growth in the loan portfolio, net charges against the allowance, changes in the composition of the portfolio, the number and dollar amount of delinquent loans, assessment of the overall quality of the portfolio, value of the collateral on problem loans, recommendations by regulatory authorities and general economic conditions among others. The provision for loan losses for the six months ended June 30, 2001 and 2000 was $375,000. See "Allowance for Loan Losses" for further discussion.

Non-Interest Income

Non-interest income for the six months ended June 30, 2001, was $1,213,000, an increase of $335,000 or 38.2% from the six months ended June 30, 2000. Customer service fees, the largest component of non-interest income, increased $236,000 due to the increase in deposit volume and an increase in fee income associated with increased customer international transaction activity. The increase in Other noninterest income is related to an increase in SBA servicing income.

Non-Interest Expense

Non-interest expense totaled $10.1 million and $9.6 million for the six months
period ended June 30, 2001 and 2000, respectively.   Salaries and employee
benefits for the six months ended June 30, 2001, increased $145,000 or 2.4% from the same period in 2000. The increase in salaries and employee benefits is related to normal merit increases that were offset by reduced accruals for incentive compensation. Full time equivalent personnel numbered 154 on June 30, 2001 and 157 on June 30, 2000.

Occupancy expense increased with the addition of three East County Bank offices. Increases in data processing and equipment are related to the merger with East County Bank on February 29, 2000, as is the increase in goodwill. Conversely, the decrease in consulting relates to data processing conversion efforts in the second quarter of 2000. The increase in legal fees is related to litigation in the ordinary course of business.

The following table summarizes the significant components of noninterest expense for the dates indicated.


                                               Noninterest Expense for the
                                                    Six Months Ended,
                                          June 30   June 30    Dollar      %
(dollars in thousands)                     2001       2000     Change    Change
                                          -------    ------    ------    ------
Salaries and employee benefits            $ 6,120    $5,975    $ 145       2.4%
Occupancy                                     833       711      122      17.2%
Equipment                                     780       655      125      19.1%
Goodwill and core deposit amortization        474       266      208      78.2%
Telephone and postage                         261       252        9       3.6%
Consulting fees                               144       326     (182)    -55.8%
Data processing services                      270       210       60      28.6%
Marketing                                      85       131      (46)    -35.1%
Legal fees                                    186       108       78      72.2%
Other                                         929       977      (48)     -4.9%
                                          -------    ------    -----      ----
TOTAL NONINTEREST EXPENSE                 $10,082    $9,611    $ 471       4.9%
                                          =======    ======    =====      ====

Provision for Income Taxes

The provisions for income taxes for the first half of 2001 and 2000 were $1,626,000 and $1,822,000, respectively. These provisions represent effective tax rates of 38.0% and 38.4%, respectively.

FINANCIAL CONDITION

Loans

Total loans at June 30, 2001decreased $6.1 million or 1.6% from December 31, 2000 due to the loss of one of the Bank's larger loan customers with approximately $8.7 million in outstanding loan balances by virtue of a merger.

The Bank concentrates its lending activities on commercial, real estate construction and other forms of real estate loans made primarily to businesses. Installment and other consumer loans are generally made to the owners and principals of companies with whom the Bank maintains commercial relationships.

Real estate construction loans as a percentage of total loans were 1.7% at June 30, 2001 and 1.2% at December 31, 2000. The Bank maintains a limited portfolio of real estate construction loans as the risks associated with real estate construction lending are generally considered to be higher relative to other forms of commercial lending. However, the Bank continues to fund real estate construction commitments on a limited basis with stringent underwriting criteria. Other real estate loans consist of mini-perm loans and land acquisition loans that are primarily owner-occupied and are generally granted based on the rental or lease income stream generated by the property.

The following table sets forth the amount of loans outstanding in each category and the percentage of total loans outstanding for each category at the dates indicated.

                                     June 30, 2001            Dec. 31, 2000           June 30, 2000
                                  --------------------    --------------------     --------------------
(dollars in thousands)             Amount      Percent      Amount     Percent      Amount      Percent
                                  ---------    -------    ---------    -------     ---------   --------
Commercial                         $225,529     60.6%      $235,532     62.3%       $228,289     60.3%
Real estate - construction            6,355      1.7%         4,427      1.2%         17,716      4.7%
Real estate - other                 119,354     32.1%       115,693     30.6%        109,919     29.0%
Installment and other                20,801      5.6%        22,467      5.9%         22,580      6.0%
                                   --------    -----       --------    ------       --------    -----
  TOTAL                            $372,039    100.0%      $378,119    100.0%       $378,504    100.0%
                                   ========    =====       ========    ======       ========    =====

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

The following table provides information with respect to the Company's past due loans and components of non-performing assets at the dates indicated.

                                                      June 30   Dec. 31   June 30
                                                        2001      2000      2000
                                                      -------   -------  --------
                                                         (Dollars in thousands)
Loans 90 days or more past due and still accruing     $     -    $  389    $  145
Non-accrual loans                                       1,548       355       737
Non-accrual SBA guaranteed loans                          950       868       836
Foreclosed assets                                           -         -       164
                                                       ------    ------    ------
 Total non-performing assets                           $2,498    $1,612    $1,882
                                                       ======    ======    ======

Non-performing assets to period end loans,
 other assets held for sale plus foreclosed assets       0.67%     0.43%     0.50%
                                                       ------    ------    ------

The increase in non-performing assets from December 31, 2000 to June 30, 2001 is primarily due to one commercial loan, acquired in the merger with East County Bank, being placed on non-accrual. Management does not anticipate a principal loss on this loan at the present time, however collection may be protracted.

At June 30, 2001, the recorded investment in loans considered to be impaired was $2,498,000, all of which were on a non-accrual basis. Of this total, $2,176,000 of non-performing loans has supporting collateral or government guarantees that equal or exceed the book value and accordingly do not have an associated allowance for loan loss. Loans totaling $322,000 have an associated allowance for loan loss of $45,000. For the six months ended June 30, 2001, the average recorded investment in impaired loans was $1,695,000 and no interest income was recognized on impaired loans. If interest income on those loans had been recognized, such income would have approximated $89,000.

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

The following table sets forth the classified assets as of the dates indicated.

(dollars in thousands)
                             June 30, 2001      Dec. 31, 2000     June 30, 2000
                             -------------      -------------     -------------
Substandard                     $10,428            $8,530            $ 9,656
Doubtful                            194               205                715
Loss                                  -                 -                  -
                                -------            ------            -------
Total Classified                $10,622            $8,735            $10,371
                                =======            ======            =======
Classified Loans to Total
 Loans                             2.86%             2.31%              2.74%

As of June 30, 2001, with the exception of the aforementioned classified loans and non-performing assets, management was not aware of any loan about which it has material reservations regarding the borrower's ability to comply with existing loan repayment terms or which might result in such loans becoming impaired or classified at some future date. Management cannot, however, predict the impact of future economic events or conditions, or the impact such an environment may have on the Company's loan portfolio. Accordingly, there can be no assurances that other loans will not become impaired or classified in the future.

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

The policy of the Company is to review loans in the portfolio to identify potential problem credits and to assess the credit quality of the loan portfolio. Specific allocations are made for loans where the probability of a loss can be defined and reasonably estimated while the balance of the allocations are based on the size of the portfolio, delinquency trends, historical data, industry averages and general economic conditions in the Company's market area. The following table presents the allocations for loan loss as of the dates indicated by loan category and the percentage of loans in each category relative to total loans.

                      Allocation of the Allowance for Loan Losses

                                        June 30, 2001              December 31, 2000
                                   ------------------------      ------------------------
(Dollars in thousands)                           Percent of                    Percent of
                                              loans in each                 loans in each
                                                category to                   category to
                                   Amount       total loans      Amount       total loans
                                   ------------------------      ------------------------
Commercial                           $4,236           60.6%      $3,752             62.3%
Real estate - construction               22            1.7%          26              1.2%
Real estate - other                     983           32.1%       1,071             30.6%
Installment and other                   204            5.6%         251              5.9%
Unallocated                           1,419            N/A        1,473              N/A
                                   ------------------------      ------------------------
    Total                            $6,864          100.0%      $6,573            100.0%
                                   ========================      ========================


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

The following table summarizes the changes in the allowance for loan losses for the periods indicated:

                                                              Six Months         Year         Six Months
                                                                Ended           Ended           Ended
(dollars in thousands)                                      June 30, 2001   Dec. 31, 2000   June 30, 2000
                                                            -------------   -------------   -------------

Balance, at beginning of period                                  $6,573          $4,850          $4,850
Charge-offs:
  Commercial                                                        140             245             169
  Real estate - construction                                          -               -               -
  Real estate - other                                                 -             116               -
  Installment and other                                               -              91              87
                                                                 ------          ------          ------
    Total charge-offs                                               140             452             256
Recoveries:
  Commercial                                                         45              70              14
  Real estate - construction                                          -               -               -
  Real estate - other                                                 -              88              87
  Installment and other                                              11              84              39
                                                                 ------          ------          ------
    Total recoveries                                                 56             242             140
                                                                 ------          ------          ------
Net charge-offs                                                      84             210             116
Provision acquired through merger                                     -           1,108           1,108
Provision charged to operations                                     375             825             375
                                                                 ------          ------          ------
Balance, at end of period                                        $6,864          $6,573          $6,217
                                                                 ======          ======          ======

Ratio of net charge-offs to average loans (annualized)             0.05%           0.06%           0.07%
                                                                 ======          ======          ======

Allowance at period end to total loans outstanding                 1.84%           1.74%           1.64%
                                                                 ======          ======          ======


Investment Portfolio

The Company's Available for Sale portion of the investment portfolio is used primarily for liquidity purposes and the Held to Maturity portion of the portfolio is principally for investment income. The portfolio is primarily composed of US Treasury securities, US government agency instruments and bank qualified municipal obligations. Approximately $10.7 million of

Federal agency securities classified as available for sale were called by the issuing agencies during the first six months of 2001. Approximately $1.7 million of callable securities remain in the portfolio.

The table below summarizes the book value and estimated market values of investment securities at the dates indicated.


                                         June 30, 2001       December 31, 2000
                                       ------------------    -----------------
(dollars in thousands)                   Book      Market     Book      Market
                                        Value      Value      Value     Value
                                       -------- ---------    -------   -------
SECURITIES HELD TO MATURITY:
  U.S. government agencies              $16,070   $16,233    $24,141   $24,087
  Municipal securities                   20,828    21,457     21,218    21,564
  U.S Treasury securities                   991     1,018        989     1,008
  Mortgage Backed securities                 13        13         19        20
                                        -------   -------    -------   -------
    TOTAL                               $37,902   $38,721    $46,367   $46,679
                                        =======   =======    =======   =======
SECURITIES AVAILABLE FOR SALE:
  U.S. government agencies              $17,717   $17,946    $28,102   $28,369
                                        -------   -------    -------   -------
    TOTAL                               $17,717   $17,946    $28,102   $28,369
                                        =======   =======    =======   =======

Deposits

Total deposits increased $3.15 million or .7% to $432.3 million as of June 30, 2001, from $429.2 million as of December 31, 2000. For the six months ended June 30, 2001, average deposits totaled $441.5 million, an increase of $46.7 million or 11.8% from $394.7 million for the same period in 2000. Management attributes the increase in deposits to acquisition of East County Bank on February 29, 2000, which added approximately $70 million in deposits for four months in 2000.

The table below sets forth information regarding the Bank's average deposits by amount and percentage of total deposits for the six months ended June 30, 2001 and 2000.


                                         Average Deposits
                               ----------------------------------------
                                      Six Months Ended June 30,
                               ----------------------------------------
(dollars in thousands)                2001                 2000
                               -------------------  -------------------
                                Amount  Percentage   Amount  Percentage
                               -------- ----------  -------- ----------
Demand accounts                $127,669    28.8%    $112,376    28.5%
Interest-bearing checking        43,151     9.8%      34,542     8.8%
Money market                    134,216    30.4%     119,620    30.3%
Savings and time                136,414    30.9%     128,193    32.5%
                               --------   -----     --------   -----
 Total                         $441,450   100.0%    $394,731   100.0%
                               ========   =====     ========   =====

Certificates of deposit over $100,000 are generally considered a higher cost and less stable form of funding than lower denomination deposits and may represent a greater risk of interest rate and volume volatility than small retail deposits. Time certificates of $100,000 or more at June 30, 2001, had the following schedule of maturities:

                                            (In thousands)
                                            --------------
Three months or less                            $64,137
After three months through six months            12,865
After six months through twelve months           18,668
After twelve months                               1,698
                                                -------
    Total                                       $97,368
                                                =======


LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity risk refers to the Bank's ability to acquire funds to meet loan demand, to fund deposit withdrawals and to service other liabilities as they become due. The Risk Management Committee is responsible for monitoring the Bank's exposure to liquidity risk. The Committee meets on a monthly basis and includes members of the Board of Directors and senior management. The Committee monitors such liquidity factors as maturing loans and time deposits, unadvanced loan commitments, regional economic conditions and historical seasonality to minimize the exposure to liquidity risk.

To augment liquidity, the Bank has informal federal funds borrowing arrangements with correspondent banks totaling $40 million. At June 30, 2001, the Bank had no outstanding borrowings against these arrangements. Additionally, at June 30, 2001, unpledged government securities that are available to secure additional borrowing in the form of reverse repurchase agreements totaled approximately $26 million. At June 30, 2001, the Bank had no reverse repurchase agreements.

The liquidity position, as measured by the level of cash equivalents, increased by $26.9 million at June 30, 2001 from December 31, 2000. Cash equivalents, which include cash, amounts in the process of collection and Federal funds sold, of $25.1 million were provided by investing activities, principally by the maturity of securities. Operating activities provided cash equivalents of $5.3 million, however financing activities, principally the repayment of the borrowing at year-end 2000, used cash equivalents of $2.4 million.

The liquidity position of the Company may be expressed as a ratio defined as (a) cash, Federal funds sold, other unpledged short term investments and marketable securities, including those maturing after one year, divided by (b) total assets less pledged securities. Using this definition, the liquidity position at June 30, 2001 was 20.8%, consistent with the ratio at December 31, 2000 of 19.1%.

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

Capital Resources

Total shareholders' equity increased to $57.0 million at June 30, 2001, from $53.8 million at December 31, 2000, reflecting retained income of $2,650,000 for the first half of 2001 and proceeds from the exercise of stock options of $554,000.

The Company and the Bank are subject to capital adequacy guidelines issued by the Federal Reserve Board of Governors that require a minimum risk-based capital ratio of 8%. At least 4% must be in the form of "Tier 1" capital that consists of common equity, non-cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries. "Tier 2" capital consists of cumulative and limited-life preferred stock, mandatory convertible securities, subordinated debt and, subject to certain limitations, the allowance for loan losses. General loan loss reserves included in Tier 2 capital cannot exceed 1.25% of risk-weighted assets.

At June 30, 2001, the Company's total risk-based capital ratio was 11.13%. The following table presents the Company's risk-based capital and leverage ratios as of June 30, 2001, and December 31, 2000.

                                                                  Minimum
                                    Actual   Actual   Minimum     Capital
                                    Ratio    Amount    Ratio    Requirement
                                    ------   -------  -------   -----------
(In thousands)
As of June 30, 2001:
Total risk-based capital ratio
  Company                           11.13%   $50,938   8.00%      $36,701
  Bank                              10.95%   $50,105   8.00%      $36,701
Tier 1 risk-based capital ratio
  Company                            9.88%   $45,203   4.00%      $18,350
  Bank                               9.70%   $44,370   4.00%      $18,350
Tier 1 leverage
  Company                            9.15%   $45,203   4.00%      $18,350
  Bank                               8.98%   $44,370   4.00%      $18,350

As of December 31, 2000:
Total risk-based capital ratio
  Company                           10.34%   $47,252   8.00%      $36,551
  Bank                              10.27%   $46,914   8.00%      $36,551
Tier 1 risk-based capital ratio
  Company                            9.09%   $41,530   4.00%      $18,275
  Bank                               9.02%   $41,192   4.00%      $18,275
Tier 1 leverage ratio
  Company                            8.59%   $41,530   4.00%      $19,339
  Bank                               8.52%   $41,192   4.00%      $19,339


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

The Company's balance sheet was asset sensitive at June 30, 2001, due to the amount of floating rate assets. Generally, if more assets than liabilities reprice at a given time in a falling rate environment, net interest income will deteriorate, and in a rising rate environment, net interest income would increase. Management believes there has been no significant change in the Bank's market risk exposure disclosed in the Company's Annual Report on Form 10-K for the year December 31, 2000.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The annual meeting of shareholders of Civic BanCorp was held on May 3, 2001.

         (b) With respect to the election of directors at the annual meeting of shareholders on May 3, 2001, (i) proxies were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934, (ii) there was no solicitation in opposition to management's nominees as listed in the proxy statement, and (iii) all such nominees were elected.

         (c) At the meeting, shareholders ratified the selection of KPMG LLP as independent accountants as described in the proxy statement. The selection was approved by 4,260,353 votes in favor, 9,793 votes against 4,259 votes abstaining and 726,173 shares not voted.

         The total number of shares of the Company's common stock outstanding as of March 6, 2001, the record date of the annual meeting was 5,000,578.

Item 5.  Other Information - None

Item 6. Exhibits and Reports on Form 8-K - There were no reports on Form 8-K during the period.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.



                                      CIVIC BANCORP
                                      -------------
                                      (Registrant)



Date: August 06, 2001               By: /s/ Herbert C. Foster
                                       ----------------------
                                       Herbert C. Foster
                                       President
                                       Chief Executive Officer


                                    By: /s/ Gerald J. Brown
                                       --------------------
                                       Gerald J. Brown
                                       Chief Financial Officer
                                       Principal Accounting Officer