Form 10-Q
period 2001-09-30
CIVIC BANCORP
filed 2001-11-06
CIK 747205

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended September 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the transition period from ________ to

                          Commission File No. 0-13287

                                  CIVIC BANCORP
                         2101 Webster Street, 14th Floor
                                Oakland, CA 94612
                                 (510) 836-6500

Incorporated in California                 I.R.S. Employer Identification No.
                                                   68-0022322


The number of shares of common stock outstanding as of the close of business on November 6, 2001.

          Class                            Number of Shares Outstanding
          -----                            ----------------------------

          Common Stock                            5,266,387

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
PART I. Item 1.           Unaudited Financial Statements

                          Consolidated Balance Sheets -
                          September 30, 2001, and
                          December 31, 2000                                                      3

                          Consolidated Statements of Income -
                          Three Months Ended September 30, 2001, and
                          September 30, 2000, and Nine Months Ended
                          September 30, 2001, and September 30, 2000                             4

                          Consolidated Statements of Cash Flows -
                          Nine Months Ended September 30, 2001, and
                          September 30, 2000                                                     5

                          Consolidated Statements of Comprehensive
                          Income - Three Months Ended September 30, 2001,
                          and September 30, 2000, and Nine Months Ended
                          September 30, 2001, and September 30, 2000                             6

          Item 2.         Management's Discussion and Analysis of
                          Financial Condition and Results of
                          Operations                                                             8

          Item 3.         Quantitative and Qualitative Disclosures About Market Risk            18

PART II. Other Information                                                                      20


SIGNATURES                                                                                      21

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                         CIVIC BANCORP AND SUBSIDIARY
                         ----------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (unaudited)

(dollars in thousands)                                                    September 30,        December 31,
                                                                              2001                 2000
                                                                        -----------------    ----------------
ASSETS
------
Cash and due from banks                                                  $         20,243      $       25,692
Federal funds sold                                                                 46,100                   -
                                                                        -----------------    ----------------
   Total cash and cash equivalents                                                 66,343              25,692
Securities available for sale                                                      17,599              28,369
Securities held to maturity
  (market value of $35,291
  and $46,679, respectively)                                                       33,865              46,367
Other securities                                                                    2,088               1,722
Loans:
  Commercial                                                                      224,014             235,532
  Real estate-construction                                                          8,889               4,427
  Real estate-other                                                               122,688             115,693
  Installment and other                                                            19,007              22,467
                                                                        -----------------    ----------------
  Total loans                                                                     374,598             378,119
Less allowance for loan losses                                                      6,950               6,573
                                                                        -----------------    ----------------
  Loans - net                                                                     367,648             371,546
Intangible Assets - net                                                            11,381              12,092
Interest receivable and other assets                                                9,039              10,106
Leasehold improvements and equipment - net                                          2,317               2,401
                                                                        -----------------    ----------------
TOTAL ASSETS                                                             $        510,280      $      498,295
                                                                        =================    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
LIABILITIES
Deposits:
  Noninterest-bearing                                                    $         72,299      $       89,090
  Interest-bearing:
    Checking                                                                        6,907               9,090
    Money market                                                                  243,143             210,178
    Time and savings                                                              121,035             120,837
                                                                        -----------------    ----------------
  Total deposits                                                                  443,384             429,195
Other borrowings                                                                        -               6,100
Accrued interest payable and other liabilities                                      8,675               9,218
                                                                        -----------------    ----------------
Total liabilities                                                                 452,059             444,513

COMMITMENTS AND CONTINGENCIES                                                           -                   -

SHAREHOLDERS' EQUITY
Preferred stock no par value; authorized,
   10,000,000 shares; none issued or outstanding
Common stock no par value; authorized,
   10,000,000 shares; issued and outstanding,
   5,266,387 and 5,203,254 shares, respectively                                    42,602              38,227
Retained earnings, (subsequent to July 1, 1996
  date of quasi-reorganization, total deficit
  eliminated $5.5 million)                                                         15,397              15,395
Accumulated other comprehensive loss - net                                            222                 160
                                                                        -----------------    ----------------
Total shareholders' equity                                                         58,221              53,782
                                                                        -----------------    ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $        510,280      $      498,295
                                                                        =================    ================

See accompanying notes to unaudited consolidated financial statements

                         CIVIC BANCORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (unaudited)

                                                           Three Months Ended Sept. 30,             Nine Months Ended Sept. 30,
                                                      --------------------------------------   -------------------------------------
(dollars in thousands, except per share amounts)
                                                             2001                2000                2001                 2000
                                                      ------------------   -----------------   -----------------   -----------------
INTEREST INCOME:
Loans                                                     $       7,331       $       9,722        $     23,525       $      26,371
Taxable investment securities                                       484                 890               2,067               2,750
Tax exempt and taxable securities                                   251                 251                 764                 764
Federal funds sold                                                  414                  34               1,308                 154
                                                      ------------------   -----------------   -----------------   -----------------
Total interest income                                             8,480              10,897              27,664              30,039

INTEREST EXPENSE:
Deposits                                                          2,326               3,050               7,987               8,139
Other borrowings                                                      -                 170                   3                 368
                                                      ------------------   -----------------   -----------------   -----------------
Total interest expense                                            2,326               3,220               7,990               8,507
                                                      ------------------   -----------------   -----------------   -----------------
NET INTEREST INCOME                                               6,154               7,677              19,674              21,532
Provision for loan losses                                           225                 225                 600                 600
                                                      ------------------   -----------------   -----------------   -----------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                       5,929               7,452              19,074              20,932
                                                      ------------------   -----------------   -----------------   -----------------

NONINTEREST INCOME:
Customer service fees                                               645                 417               1,562               1,098
Other                                                               221                 130                 517                 327
                                                      ------------------   -----------------   -----------------   -----------------
Total noninterest income                                            866                 547               2,079               1,425

NONINTEREST EXPENSE:
Salaries and employee benefits                                    2,885               3,010               9,005               8,985
Occupancy                                                           412                 412               1,245               1,123
Equipment                                                           402                 385               1,182               1,040
Goodwill and core deposit amortization                              237                 182                 711                 448
Telephone and postage                                               130                 128                 391                 380
Consulting fees                                                      72                  75                 216                 401
Data processing services                                            115                 116                 385                 326
Marketing                                                            53                  80                 138                 211
Legal fees                                                           74                  76                 260                 184
Other                                                               530                 485               1,459               1,462
                                                      ------------------   -----------------   -----------------   -----------------
Total noninterest expenses                                        4,910               4,949              14,992              14,560
                                                      ------------------   -----------------   -----------------   -----------------

INCOME BEFORE INCOME TAXES                                        1,885               3,050               6,161               7,797
Income tax expense                                                  750               1,165               2,376               2,987
                                                      ------------------   -----------------   -----------------   -----------------
NET INCOME                                                $       1,135       $       1,885        $      3,785       $       4,810
                                                      ==================   =================   =================   =================

BASIC EARNINGS PER COMMON SHARE                           $        0.22       $        0.36        $       0.72       $        0.93
                                                      ==================   =================   =================   =================
DILUTED EARNINGS PER COMMON SHARE                         $        0.21       $        0.35        $       0.70       $        0.90
                                                      ==================   =================   =================   =================

Weighted average shares outstanding used to
   compute basic earnings per common share                    5,262,864           5,201,651           5,250,986           5,189,738
Dilutive effects of stock options                               144,621             160,049             150,889             130,738
                                                      ------------------   -----------------   -----------------   -----------------
Weighted average shares outstanding used to
   compute diluted earnings per common share                  5,407,485           5,361,700           5,401,875           5,320,476
                                                      ==================   =================   =================   =================

See accompanying notes to unaudited consolidated financial statements

                         CIVIC BANCORP AND SUBSIDIARY
                         ----------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (unaudited)


(dollars in thousands)                                                                Nine Months Ended Sept. 30,
                                                                               ------------------------------------------
                                                                                     2001                     2000
                                                                               -----------------        -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                       $      3,785             $      4,810
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Provision for loan losses                                                               600                      600
    Depreciation and amortization                                                         1,288                    1,294
   Write-down on foreclosed asset                                                             -                       36
    Increase in deferred loan fees                                                          136                      226
  Change in assets and liabilities:
   Decrease (increase) in interest receivable and other assets                            1,068                   (4,315)
    Increase in accrued interest payable and other liabilities                             (584)                     (22)
                                                                               -----------------        -----------------
Net cash provided by operating activities                                                 6,293                    2,629

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                     (722)                  (1,507)
  Net decrease ( increase) in loans                                                       3,161                  (90,169)
  Acquisition, net of cash acquired                                                           -                   (7,655)
  Activities in securities held to maturity:
    Proceeds from maturing securities                                                    12,478                    1,585
    Purchases of securities                                                                (465)                  (4,319)
  Activities in securities available for sale:
    Proceeds from maturing securities                                                    11,225                   16,000
    Purchases of securities                                                                   -                  (13,216)
                                                                               -----------------        -----------------
Net cash provided (used) by investing activities                                         25,677                  (99,281)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                                                     596                      286
Cash paid in lieu of fractional shares                                                       (4)                      (3)
(Repayments) proceeds from short-term borrowing                                          (6,100)                  12,100
Net increase in deposits                                                                 14,189                   92,317
                                                                               -----------------        -----------------
Net cash (used) provided by financing activities                                          8,681                  104,700
                                                                               -----------------        -----------------

Net increase in cash and cash equivalents                                                40,651                    8,048

Cash and cash equivalents at beginning of period                                         25,692                   19,705
                                                                               -----------------        -----------------
Cash and cash equivalents at end of period                                         $     66,343             $     27,753
                                                                               =================        =================

Cash paid during period for:
  Interest                                                                         $      8,310             $      8,485
                                                                               =================        =================
  Income taxes                                                                     $      1,775             $      3,906
                                                                               =================        =================

Supplemental schedule of non-cash investing activity:
Fair value of assets acquired                                                      $          -             $     87,219
Liabilities assumed                                                                $          -             $     72,614
Cash paid for capital stock                                                        $          -             $     14,605

See accompanying notes to unaudited consolidated financial statements

                         CIVIC BANCORP AND SUBSIDIARY
                         ----------------------------
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                -----------------------------------------------
                                  (unaudited)

(dollars in thousands)                                          Three Months Ended Sept. 30,        Nine Months Ended Sept. 30,
                                                              --------------------------------   ---------------------------------
                                                                   2001              2000             2001              2000
                                                              --------------    --------------   --------------    ---------------
Net Income                                                       $    1,135        $    1,885       $    3,785        $     4,810

Other Comprehensive Income:
Unrealized gain (loss) on securities available for sale                 141               303              103                351
Income tax expense related to unrealized loss
     on securities available for sale                                   (56)             (121)             (41)              (140)
                                                              --------------    --------------   --------------    ---------------
Other Comprehensive Income (Loss)                                        85               182               62                211
                                                              --------------    --------------   --------------    ---------------
COMPREHENSIVE INCOME                                             $    1,220        $    2,067       $    3,847        $     5,021
                                                              ==============    ==============   ==============    ===============

See accompanying notes to unaudited consolidated financial statements

CIVIC BANCORP AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The unaudited consolidated financial statements of Civic BanCorp and subsidiary (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. In the opinion of management, all necessary adjustments have been made to fairly present the financial position, results of operations and cash flows for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations and cash flows are not necessarily indicative of those expected for the complete fiscal year.

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

    The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, and Statement 142 is effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

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

    As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $11.1 million, unamortized identifiable intangible assets in the amount of $74,000, and no unamortized negative goodwill, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $689,000 and $681,000 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

3.  BUSINESS COMBINATION

    On February 29, 2000, CivicBank of Commerce acquired East County Bank for approximately $14.6 million in cash. East County Bank was a community bank headquartered in Antioch, California with two branches in Concord and Walnut Creek serving businesses and individuals in Contra Costa County. Unaudited total assets of East County Bank were approximately $79 million. The transaction was treated as a purchase for accounting purposes with goodwill amortized on a straight-line basis over 15 years. The results of operations of the acquired enterprise from March 1 through September 30, 2000 are included in the income statement of Civic BanCorp for the first nine months of fiscal 2000.

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

OVERVIEW

For the nine months ended September 30, 2001, the Company reported net income of $3,785,000, or $.70 earnings per diluted share compared to a net income of $4,810,000 or $.90 earnings per diluted share for the same period of the prior year as adjusted for the impact of the 5% stock dividend paid in May 2001. The annualized return on average assets was .99% for the nine months ended September 30, 2001 compared to 1.37% for the same period of the prior year. The annualized return on average shareholders' equity for the nine months ended September 30, 2001 and 2000 was 8.94% and 13.12%, respectively.

RESULTS OF OPERATIONS

Net interest income for the nine months ended September 30, 2001, was $19.7 million, decreasing $1.8 million or 8.4% from net interest income of $21.5 million for the same period in 2000. The decrease in net interest income was primarily due to the declining interest rate environment.

Total interest income for the first nine months of 2001 equaled $27.7 million, a decrease of $2.3 million or 7.7% compared to $30.0 for the same period in 2000 as the increase in interest income generated by an increase in average earning assets was offset by a falling interest rate environment. Total average earning assets increased $34.0 million or 7.9% to $467.0 million for the first nine months of 2001 compared to $433.0 million for the same period in 2000. The weighted average yield on those earning assets decreased to 8.03% for the first nine months of 2001 relative to 9.39% for the same period of the prior year. The decrease in the yield was attributed to the declining interest rate environment of 2001. The average Prime or Reference rate decreased to 7.52% for the first nine months of 2001 from 9.14% for the comparative period of the prior year.

Total interest expense for the first nine months of 2001 was $8.0 million, a decrease of $.5 million or 5.9% relative to $8.5 million for the first nine months of 2000. The decrease in interest expense reflects a decrease in average rate paid on those interest-bearing liabilities that was partially offset by an increase in the volume of interest bearing liabilities. Average interest bearing liabilities increased to $316.8 million for the first nine months of 2001 as compared to $297.8 million for the same period of the prior year, an increase of $19.0 million or 6.4%. The weighted average rate paid on these liabilities decreased 45 basis points to 3.37% for the first nine months of 2001 from 3.82% for the same period of 2000. The decrease in the average rate is attributed to a falling interest rate environment for deposits.

Net Interest Margin

Net interest margin decreased 101 basis points to 5.75% for the nine months ended September 30, 2001, from 6.76% for the same period of the prior year. The decrease in the margin is attributed to an asset sensitive balance sheet resulting in a greater decrease in the average rate earned on earning assets of 136 basis points relative to the decrease in the average rate paid on interest bearing deposits of 45 basis points. Following actions by the Federal Reserve, the Company has reduced its Prime or Reference rate eight times during the first nine months of 2001 for a total of 350 basis points. The majority of the Banks' loans are made with terms which include floating interest rates tied to the Bank's reference rate and accordingly, the rates on these loans have followed these reductions in a timely fashion. Conversely, most of the interest bearing deposits have not repriced to the same extent or at the same rate due to competitive pressures or, in the case of time deposits, interest rates that do not adjust until the term of the deposit contract expires. This set of circumstances will result in a declining net interest margin until such time as the liabilities have repriced to the current interest rate environment.

The following table presents an analysis of the components of net interest income for the first nine months ended September 30, 2001 and 2000.

                                                                         Nine months ended September 30,
                                             --------------------------------------------------------------------------------------
                                                               2001                                          2000
                                             ------------------------------------------  ------------------------------------------
(dollars in thousands)                                        Interest         Rates                      Interest         Rates
                                               Average         Income\        Earned\      Average        Income\         Earned\
                                               Balance         Expense    /2/  Paid        Balance        Expense    /2/   Paid
                                             --------------  ------------    ----------  -------------   -----------     ----------
ASSETS
Securities available for sale                   $   21,054       $ 1,213         7.70%      $  33,622       $ 1,622          6.44%
Securities held to maturity:
  U.S. Treasury securities                             991            48         6.42%            700            34          6.40%
  U.S. Government agencies                          17,190           714         5.55%         24,262           991          5.45%
  Municipal securities            /(1)/             20,983         1,160         7.39%         21,041         1,160          7.37%
Other securities                                     2,128            92         5.75%          1,888           103          7.27%
Federal funds sold and securities
  purchased under agreements to resell              40,830         1,308         4.28%          3,492           154          5.88%
Loans:    /2,3/
  Commercial                                       218,831        14,286         8.73%        208,486        16,132         10.34%
  Real estate-construction                           5,595           342         8.17%         14,929         1,170         10.47%
  Real estate-other                                118,108         7,578         8.58%        103,402         7,601          9.82%
  Installment and other                             21,335         1,319         8.26%         21,210         1,468          9.25%
                                             --------------  ------------    ----------  -------------   -----------    -----------
  Total Loans                                      363,869        23,525         8.64%        348,027        26,371         10.12%
                                             --------------  ------------    ----------  -------------   -----------    -----------
    Total Earning Assets                           467,045        28,060         8.03%        433,032        30,435          9.39%
Cash and due from banks                             24,497                                     24,424
Leasehold improvements and equipment - net           2,432                                      2,162
Interest receivable and other assets                20,453                                     14,707
Foreclosed assets                                        -                                        150
Less allowance for loan loss                        (6,823)                                    (5,925)
                                             --------------                              -------------
TOTAL ASSETS                                    $  507,604                                  $ 468,550
                                             ==============                              =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Interest bearing:
    Checking                                    $   41,725           130         0.42%      $  36,015           155          0.57%
    Money market                                   142,232         3,409         3.20%        125,283         3,402          3.63%
    Time and savings                               132,723         4,448         4.48%        129,290         4,582          4.73%
    Other borrowed funds                                74             3         4.90%          7,224           368          6.81%
                                             --------------  ------------    ----------  -------------   -----------    -----------
Total interest bearing liabilities                 316,754         7,990         3.37%        297,812         8,507          3.82%
Demand deposits                                    126,313                                    116,372
Other liabilities                                    8,113                                      5,491
Shareholders' equity                                56,424                                     48,875
                                             --------------                              -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $  507,604                                  $ 468,550
                                             ==============                              =============

Net Interest Income                                              $20,070                                    $21,928
                                                             ============                                ===========

Net Interest Margin                                                              5.75%                                       6.76%
                                                                             ==========                                 ===========

Tax Equivalent Adjustment         /(1)/                          $   396                                    $   396
                                                             ============                                ===========
-----------------------------------------------------------------------------------------------------------------------------------

(1) The tax-equivalent income adjustment on municipal securities is computed using a Federal income tax rate of 34%. Interest on municipal securities was $764,000 and $764,000 for September 30, 2001 and 2000, respectively. (2)
Non-performing loans have been included in the average loan balances. Interest income is included on non-accrual loans only to the extent cash payments have been received. (3) Interest income includes loan fees on commercial loans of $346,000 and $311,000 for September 30, 2001 and 2000, respectively; fees on real estate loans of $227,000 and $366,000 for September 30, 2001 and 2000, respectively; and fees on installment and other loans of $32,000 and $23,000 for September 30, 2001 and 2000, respectively.

The following table sets forth changes in interest income and interest expense for each major category of interest earning assets and interest bearing liabilities, and the amount of change attributable to volume and rate changes for the nine-month periods ended September 30, 2001 and 2000.

                                               Analysis of Changes in Interest Income and Expense

(dollars in thousands)
                                                           Volume  /1/         Rate  /2/                  Total
                                                      ------------     -------------              --------------
Increase (decrease) in interest income:
Securities available for sale                         $      (608)     $        199               $        (409)
Securities held to maturity:
  U.S. Treasury securities                                     14                 -                          14
  U.S. Government agencies                                   (290)               13                        (277)
  Municipal securities                                         (3)                3                           -
Other securities                                               13               (24)                        (11)
Federal funds sold                                          1,642              (488)                      1,154
Loans:
  Commercial                                                  792            (2,638)                     (1,846)
  Real estate-construction                                   (732)              (96)                       (828)
  Real estate-other                                         1,074            (1,097)                        (23)
  Installment and other                                         9              (158)                       (149)
                                                      ------------     -------------              --------------
 Total Loans                                                1,143            (3,989)                     (2,846)
                                                      ------------     -------------              --------------
Total increase                                        $     1,911      $     (4,286)              $      (2,375)
                                                      ------------     -------------              --------------
(Increase) decrease in
interest expense:
Deposits:
  Interest bearing checking                                   (23)     $         48               $          25
  Money market                                               (459)              452                          (7)
  Savings and time                                           (113)              247                         134
Other borrowed funds                                          365                 -                         365
                                                      ------------     -------------              --------------
Total increase                                        $      (230)     $        747               $         517
                                                      ------------     -------------              --------------
Total change in net interest income                   $     1,681      $     (3,539)              $      (1,858)
                                                      ============     =============              ==============

(1) Changes not solely attributed to rate or volume have been allocated to volume.
(2) Loan fees are reflected in rate volumes.




Provision for Loan Losses

The provision for loan losses is charged to operations and creates an allowance for future loan losses. The amount of the provision is dependent on many factors which include the amount of the allowance for loan losses, growth in the loan portfolio, net charges against the allowance, changes in the composition of the portfolio, the number and dollar amount of delinquent loans, assessment of the overall quality of the portfolio, value of the collateral on problem loans, recommendations by regulatory authorities and general economic conditions among others. The provision for loan losses for each of the nine-month periods ended September 30, 2001 and 2000 was $600,000. See "Allowance for Loan Losses" for further discussion.

Non-Interest Income

Non-interest income for the nine months ended September 30, 2001, was $2,079,000, an increase of $654,000 or 45.9% from the nine months ended September 30, 2000. Customer service fees, the largest component of non-interest income, increased $464,000 due to a combination of factors which include an increase in the number of deposit accounts, a general increase in many of the Bank's service fees, and a lower earnings credit rate applied to compensating balances which offset transaction and service charges for the Bank's business customers. The increase in Other Noninterest Income is related to an increase in the number of non-customer transactions, an increase in earnings on the cash surrender value of bank owned life insurance and an increase in SBA servicing income.

Non-Interest Expense

Non-interest expense totaled $15.0 million and $14.6 million for the nine-month periods ended September 30, 2001 and 2000, respectively. Occupancy expense increased with the addition of three East County Bank offices on February 29, 2000. Increases in data processing and equipment are also related to the merger with East County Bank, as is the increase in goodwill. Conversely, the decrease in consulting relates to East County Bank data processing conversion efforts in the second quarter of 2000. The increase in legal fees is related to litigation in the ordinary course of business.

The following table summarizes the significant components of noninterest expense for the dates indicated.

                                                                    Noninterest Expense for the Nine Months Ended,
                                                            Sept. 30           Sept. 30           Dollar              %
(dollars in thousands)                                        2001               2000             Change            Change
                                                      -------------------   --------------   ----------------   --------------
Salaries and employee benefits                                $    9,005          $ 8,985            $    20             0.2%
Occupancy                                                          1,245            1,123                122            10.9%
Equipment                                                          1,182            1,040                142            13.7%
Goodwill and core deposit amortization                               711              448                263            58.7%
Telephone and postage                                                391              380                 11             2.9%
Consulting fees                                                      216              401               (185)          -46.1%
Data processing services                                             385              326                 59            18.1%
Marketing                                                            138              211                (73)          -34.6%
Legal fees                                                           260              184                 76            41.3%
Other                                                              1,459            1,462                 (3)           -0.2%
                                                      -------------------   --------------   ----------------   --------------
TOTAL NONINTEREST EXPENSE                                     $   14,992          $14,560            $   432             3.0%
                                                      ===================   ==============   ================   ==============

Provision for Income Taxes

The provisions for income taxes for the first nine months of 2001 and 2000 were $2,376,000 and $2,987,000, respectively. These provisions represent effective tax rates of 38.6% and 38.3%, respectively.

FINANCIAL CONDITION

Loans

Total loans at September 30, 2001 decreased $3.5 million or .9% from December 31, 2000 due to the loss of one of the Bank's larger loan customers with approximately $8.7 million in outstanding loan balances by virtue of a merger.

The Bank concentrates its lending activities on commercial, real estate construction and other forms of real estate loans made primarily to businesses. Installment and other consumer loans are generally made to the owners and principals of companies with whom the Bank maintains commercial relationships.

Real estate construction loans as a percentage of total loans were 2.4% at September 30, 2001 and 1.2% at December 31, 2000. The Bank maintains a limited portfolio of real estate construction loans as the risks associated with real estate construction lending are generally considered to be higher relative to other forms of commercial lending. However, the Bank continues to fund real estate construction commitments on a limited basis with stringent underwriting criteria. Other real estate loans consist of mini-perm loans and land acquisition loans that are primarily owner-occupied and are generally granted based on the rental or lease income stream generated by the property.

The following table sets forth the amount of loans outstanding in each category and the percentage of total loans outstanding for each category at the dates indicated.

                                         Sept 30, 2001                     Dec 31, 2000                      Sept 30, 2000
                              ---------------------------------  ---------------------------------   -----------------------------
(dollars in thousands)              Amount           Percent            Amount           Percent          Amount         Percent
                              ------------------  -------------  -------------------  ------------   -----------------  ----------
Commercial                           $  224,014          59.8%           $  235,532         62.3%         $  229,093        61.1%
Real estate - construction                8,889           2.4%                4,427          1.2%             13,586         3.6%
Real estate - other                     122,688          32.8%              115,693         30.6%            110,958        29.6%
Installment and other                    19,007           5.1%               22,467          5.9%             21,557         5.7%
                              ------------------  -------------  -------------------  ------------  -----------------   ----------
  TOTAL                              $  374,598         100.0%           $  378,119        100.0%         $  375,194       100.0%
                              ==================  =============  ===================  ============  =================   ==========

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

The following table provides information with respect to the Company's past due loans and components of non-performing assets at the dates indicated.

                                                                     September 30          Dec. 31         September 30
                                                                         2001                2000              2000
                                                                    ---------------     --------------     -------------
(dollars in thousands)
Loans 90 days or more past due and still accruing                          $   203            $   389           $   110
Non-accrual loans                                                            3,815                355               507
Non-accrual SBA guaranteed loans                                               663                868               559
Foreclosed assets                                                                -                  -               164
                                                                    ---------------     --------------------------------
  Total non-performing assets                                              $ 4,681            $ 1,612           $ 1,340
                                                                    ===============     ==============     =============

Non-performing assets to period end loans,
  other assets held for sale plus foreclosed assets                           1.25%              0.43%             0.36%
                                                                    ---------------     --------------     -------------

The increase in non-performing assets from December 31, 2000 to September 30, 2001 is primarily due to three commercial loans placed on non-accrual in calendar year 2001. Management does not anticipate a principal loss on these loans at the present time, however collection may be protracted.

At September 30, 2001, the recorded investment in loans considered to be impaired was $4,478,000, all of which were on a non-accrual basis. Of this total, $4,324,000 of non-performing loans has supporting collateral or government guarantees that equal or exceed the book value and accordingly they do not have an associated allowance for loan loss. Loans totaling $154,000 have an associated allowance for loan loss of $62,000. For the nine months ended September 30, 2001, the average recorded investment in impaired loans was $2,040,000 and no interest income was recognized on impaired loans. If interest income on those loans had been recognized, such income would have approximated $302,000.

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

The following table sets forth the classified assets as of the dates indicated.

(dollars in thousands)
                                                         Sept 30, 2001            Dec 31, 2000            Sept 30, 2000
                                                    ------------------------  ----------------------   ---------------------
Substandard                                          $               13,861    $              8,530     $             9,815
Doubtful                                                              2,127                     205                     630
Loss                                                                      -                       -                       -
                                                    ------------------------  ----------------------   ---------------------
Total Classified                                     $               15,988     $             8,735     $            10,445

Classified Loans to Total Loans                                       4.27%                   2.31%                   2.78%

The increase in the Substandard and Doubtful balances relate to circumstances unique to the borrowers and management does not believe these circumstances to be indicative of trends or circumstances that would be applicable to the portfolio as a whole. As of September 30, 2001, with the exception of the aforementioned classified loans and non-performing assets, management was not aware of any loan about which it has material reservations regarding the borrower's ability to comply with existing loan repayment terms or which might result in such loans becoming impaired or classified at some future date. Management cannot, however, predict the impact of future economic events or conditions, or the impact such an environment may have on the Company's loan portfolio. Accordingly, there can be no assurances that other loans will not become impaired or classified in the future.

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

                                                             Allocation of the Allowance for Loan Losses

                                                  September 30, 2001                             December 31, 2000
                                        ----------------------------------------      ----------------------------------------
(Dollars in thousands)                                               Percent of                                    Percent of
                                                                  loans in each                                 loans in each
                                                                    category to                                   category to
                                                     Amount         total loans                    Amount         total loans
                                        ----------------------------------------      ----------------------------------------
Commercial                               $            5,209               59.8%            $        3,752               62.3%
Real estate - construction                               44                2.4%                        26                1.2%
Real estate - other                                   1,062               32.8%                     1,071               30.6%
Installment and other                                   194                5.1%                       251                5.9%
Unallocated                                             441                 N/A                     1,473                 N/A
                                        ----------------------------------------      ----------------------------------------
               Total                     $            6,950              100.0%            $        6,573              100.0%
                                        =======================================       ========================================

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

The following table summarizes the changes in the allowance for loan losses for the periods indicated:

                                                                       Nine Months          Year           Nine Months
                                                                          Ended             Ended              Ended
(dollars in thousands)                                               Sept 30, 2001      Dec 31, 2000      Sept 30, 2000
                                                                    --------------    ----------------  ----------------
Balance, at beginning of period                                      $       6,573    $         4,850    $        4,850
Charge-offs:
  Commercial                                                                   380                245               169
  Real estate - construction                                                     -                  -                 -
  Real estate - other                                                            -                116                 -
  Installment and other                                                          -                 91                87
                                                                    --------------    ---------------   ---------------
    Total charge-offs                                                          380                452               256
Recoveries:
  Commercial                                                                   140                 70                35
  Real estate - construction                                                     -                  -                 -
  Real estate - other                                                            -                 88                88
  Installment and other                                                         16                 84                47
                                                                    --------------    ---------------   ---------------
    Total recoveries                                                           156                242               170
                                                                    --------------    ---------------   ---------------
Net charge-offs                                                                223                210                86
Allowance acquired through merger                                                -              1,108             1,108
Provision charged to operations                                                600                825               600
                                                                    --------------    ---------------   ---------------
Balance, at end of period                                            $       6,950    $         6,573    $        6,472
                                                                    ==============    ===============   ===============
Ratio of net charge-offs to average loans (annualized)                        0.08%              0.06%             0.03%
                                                                    ==============    ===============   ===============
Allowance at period end to total loans outstanding                            1.86%              1.74%             1.72%
                                                                    ==============    ===============   ===============

Investment Portfolio

The Company's Available for Sale portion of the investment portfolio is used primarily for liquidity purposes and the Held to Maturity portion of the portfolio is principally for investment income. The portfolio is primarily composed of US Treasury securities, US government agency instruments and bank qualified municipal obligations. Approximately $10.7 million of

Federal agency securities classified as available for sale were called by the issuing agencies during the first nine months of 2001. Approximately $1.7 million of callable securities remain in the portfolio.

The table below summarizes the book value and estimated market values of investment securities at the dates indicated.


                                                        September 30, 2001                  December 31, 2000
                                                  --------------------------------   ---------------------------------
(dollars in thousands)                                Book             Market             Book             Market
                                                      Value            Value              Value            Value
                                                  --------------  ----------------   ---------------- ----------------
SECURITIES HELD TO MATURITY:
  U.S. government agencies                         $     12,044    $       12,345     $       24,141   $       24,087
  Municipal securities                                   20,818            21,905             21,218           21,564
  U.S. Treasury Securities                                  992             1,029                989            1,008
  Mortgage backed securities                                 11                12                 19               20
                                                  --------------  ----------------   ---------------- ----------------
    TOTAL                                          $     33,865    $       35,291     $       46,367   $       46,679
                                                  ==============  ================   ================ ================
SECURITIES AVAILABLE FOR SALE:
  U.S. government agencies                               17,229            17,599             28,102           28,369
                                                  --------------  ----------------   ---------------- ----------------
    TOTAL                                          $     17,229    $       17,599     $       28,102   $       28,369
                                                  ==============  ================   ================ ================

Deposits

Total deposits increased $14.2 million or 3.3% to $443.4 million as of September 30, 2001, from $429.2 million as of December 31, 2000. For the nine months ended September 30, 2001, average deposits totaled $443.0 million, an increase of $36.0 million or 8.8% from $407.0 million for the same period in 2000.

The table below sets forth information regarding the Bank's average deposits by amount and percentage of total deposits for the nine months ended September 30, 2001 and 2000.

                                                                         Average  Deposits
                                            -----------------------------------------------------------------------------
                                                                 Nine Months Ended September 30,
                                            -----------------------------------------------------------------------------
(dollars in thousands)                                      2001                                     2000
                                            ------------------------------------     ------------------------------------
                                               Amount            Percentage             Amount            Percentage
                                            --------------       ---------------     --------------       ---------------
Demand accounts                              $    126,313             28.4%           $    116,372             28.5%
Interest-bearing checking                          41,725              9.4%                 36,015              8.8%
Money market                                      142,232             32.1%                125,283             30.8%
Savings and time                                  132,723             30.0%                129,290             31.8%
                                            --------------       -----------         --------------       -----------
     Total                                   $    442,993            100.0%           $    406,960            100.0%
                                            ==============       ===========         ==============       ===========

Certificates of deposit over $100,000 are generally considered a higher cost and less stable form of funding than lower denomination deposits and may represent a greater risk of interest rate and volume volatility than small retail deposits. Time certificates of $100,000 or more at September 30, 2001, had the following schedule of maturities:

(dollars in thousands)                                       Total Maturing
                                                         -------------------
Three months or less                                      $          45,383
After three months through six months                                30,114
After six months through twelve months                               10,417
After twelve months                                                   1,542
                                                         -------------------
    Total                                                 $          87,456
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

To augment liquidity, the Bank has informal federal funds borrowing arrangements with correspondent banks totaling $40 million. At September 30, 2001, the Bank had no outstanding borrowings against these arrangements. Additionally, at September 30, 2001, unpledged government securities that are available to secure additional borrowing in the form of reverse repurchase agreements totaled approximately $22 million. At September 30, 2001, the Bank had no reverse repurchase agreements.

The liquidity position, as measured by the level of cash equivalents, increased by $40.7 million at September 30, 2001 from December 31, 2000. Cash equivalents, which include cash and Federal funds sold, of $25.7 million were provided by investing activities, principally by the maturity of securities. Operating activities provided cash equivalents of $6.3 million and financing activities, principally the increase in deposits, provided cash equivalents of $8.7 million.

The liquidity position of the Company may be expressed as a ratio defined as (a) cash, Federal funds sold, other unpledged short term investments and marketable securities, including those maturing after one year, divided by (b) total assets less pledged securities. Using this definition, the liquidity position at September 30, 2001 was 22.1%, slightly improved from the ratio at December 31, 2000 of 19.8% due to increased levels of Federal funds.

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

Capital Resources

Total shareholders' equity increased to $58.2 million at September 30, 2001, from $53.8 million at December 31, 2000, reflecting retained income of $3,785,000 for the first nine months of 2001 and proceeds from the exercise of stock options of $596,000.

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

At September 30, 2001, the Company's total risk-based capital ratio was 11.30%. The following table presents the Company's risk-based capital and leverage ratios as of September 30, 2001, and December 31, 2000.

                                                                                          Minimum
                                               Actual        Actual          Minimum      Capital
                                               Ratio         Amount           Ratio     Requirement
                                             ---------   -------------     --------------------------
(In thousands)
As of September 30, 2001:
Total risk-based capital ratio
  Company                                       11.30%        $ 52,434           8.00%     $   37,221
  Bank                                          11.12%        $ 51,597           8.00%     $   37,221
Tier 1 risk-based capital ratio
  Company                                       10.04%        $ 46,618           4.00%     $   18,611
  Bank                                           9.86%        $ 45,781           4.00%     $   18,611
Tier 1 leverage
  Company                                        9.31%        $ 46,618           4.00%     $   18,611
  Bank                                           9.14%        $ 45,781           4.00%     $   18,611

As of December 31, 2000:
Total risk-based capital ratio
  Company                                       10.34%        $ 47,252           8.00%     $   36,551
  Bank                                          10.27%        $ 46,914           8.00%     $   36,551
Tier 1 risk-based capital ratio
  Company                                        9.09%        $ 41,530           4.00%     $   18,275
  Bank                                           9.02%        $ 41,192           4.00%     $   18,275
Tier 1 leverage ratio
  Company                                        8.59%        $ 41,530           4.00%     $   19,339
  Bank                                           8.52%        $ 41,192           4.00%     $   19,339


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

The Company's balance sheet was asset sensitive at September 30, 2001, due to the amount of floating rate assets. Generally, if more assets than liabilities reprice at a given time in a falling rate environment, net interest income will deteriorate, and in a rising rate environment, net interest income would increase. Apart from the reduction in net interest income attributable to the declining interest rate environment, (see "Net Interest Margin"), management believes there has been no significant change in the Bank's market risk exposure disclosed in the Company's Annual Report on Form 10-K for the year December 31, 2000.

Part II. OTHER INFORMATION

Item 1.    Legal Proceedings - None

Item 2.    Changes in Securities - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None.

Item 5.    Other Information - None

Item 6. Exhibits and Reports on Form 8-K - There were no reports on Form 8-K during the period.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.





                                         CIVIC BANCORP
                                         -------------
                                          (Registrant)




Date: November 06, 2001                    By:/s/ Herbert C. Foster
                                              ---------------------
                                              Herbert C. Foster
                                              President
                                              Chief Executive Officer


                                           By:/s/ Gerald J. Brown
                                              -------------------
                                              Gerald J. Brown
                                              Chief Financial Officer
                                              Principal Accounting Officer